Form 10-K
period 1993-12-31
CAROLINA FREIGHT CORP
filed 1994-03-30
CIK 706166

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993
                           Commission File No. 1-8441

                          CAROLINA FREIGHT CORPORATION
             (Exact name of registrant as specified in its charter)


             NORTH CAROLINA                     56-1349996
    -------------------------------          ----------------
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)

    North Carolina Highway 150 East
      Cherryville, North Carolina                 28021
- ---------------------------------------        -----------
(Address of principal executive office)         (Zip Code)


                                 (704) 435-6811
              (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           Name of each Exchange
     Title of each class                    on which registered
- ----------------------------               --------------------
Common Stock, $.50 par value               New York and Pacific
                                              Stock Exchanges

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  x          No
                              ---            ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)

                      At February 28, 1994 - $70,537,974

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

         At February 28, 1994 - 6,561,672 shares of Common Stock,
                                $.50 par value


                      Documents Incorporated by Reference

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. (The listed documents should be clearly described for identification purposes.)

(1)  Portions of the 1993 Annual Report to Security Holders - Part II and Part
     IV.

(2) Proxy Statement for the 1994 Annual Meeting of Shareholders of Carolina Freight Corporation - Part III.

                                     Part I


Item 1.  Business.

         Carolina Freight Corporation is a freight transportation holding company whose primary subsidiaries are Carolina Freight Carriers Corporation ("Carolina"), Red Arrow Freight Lines, Inc. ("Red Arrow"), G.I. Trucking Company ("G.I."), Cardinal Freight Carriers, Inc. ("Cardinal"), The Complete Logistics Company, Inc. ("CLC"), and Innovative Logistics Incorporated ("ILI"). The consolidated revenue of the Corporation ranks it among the ten largest motor carriers of general freight in the United States.

         Through its subsidiary carriers, Carolina Freight Corporation serves all of the 50 largest Standard Metropolitan Statistical Areas of the United States.

         In addition to their independent operations, Carolina, G.I. and Red Arrow use rail carriers to provide intermodal transportation between their areas of operation.

         Subsidiaries of Carolina Freight Corporation presently provide services for customers in over 130 countries in North America, Africa, Australia, New Zealand, South America, Central America, Eastern and Western Europe, the Middle East, Asia and throughout the Pacific Rim and the Caribbean Sea.

         The Corporation`s consolidated insurance subsidiary, Motor Carrier Insurance, Ltd., a Bermuda company, provides cargo, public liability and workers' compensation insurance coverage, under reinsurance agreements, to the Corporation's operating subsidiaries.

         The Corporation's principal offices are located at North Carolina Highway No. 150 East, Cherryville, North Carolina 28021, and its telephone number is 704/435-6811.

         On December 31, 1993, the Corporation had 11,174 total employees.

         Unless the context requires otherwise, reference to the Corporation in this report shall mean Carolina Freight Corporation and its subsidiaries.

CAROLINA FREIGHT CARRIERS

         Carolina Freight Carriers is an over-the-road motor carrier which began operations in 1932 as Beam Trucking Company. The company has its headquarters in Cherryville, North Carolina and operates as a transporter of general commodities primarily within a 32 state region of the eastern half of the United States. Its major service area is connected with the territories of G.I. and Red Arrow through an intermodal partnership with those companies. Carolina`s major traffic lanes are between points in the South and Northeast, the South and Midwest, the Midwest and the Northeast, and within the South. Carolina is authorized by the Interstate Commerce Commission ("ICC") to serve all points in the contiguous United States.

         Carolina handles broadly diversified traffic including textile products, plastics, foodstuffs, pharmaceuticals, chemicals, auto parts, construction materials and hardware. The only commodity accounting for more than 10% of revenue in 1993 was textiles (cloth, dry goods, fabrics, clothing, fibers, yarn) which accounted for approximately 10.8%. During 1993, no single customer accounted for more than 4% of revenue, and the largest ten customers accounted for less than 18% of revenue. During 1993, 91% of revenue was derived from less-than-truckload ("LTL") shipments (shipments weighing less than 10,000 pounds).

         EQUIPMENT AND PROPERTY. Carolina owns all of its revenue equipment except equipment used in connection with intermodal operations. At December
31, 1993, Carolina owned 3,093 tractors, 10,846 trailers, 78 trucks, and operated 171 service centers consisting of 154 terminals (98 owned and 56 leased) and 17 agencies. In addition to the operation of major vehicle maintenance facilities at the six major breakbulk terminals in Carolina's system - Atlanta, Chicago, Carlisle (Pa.), Cherryville, Cincinnati, and Toledo
- - there are similar maintenance facilities at various terminals throughout the Carolina system.

G.I. TRUCKING COMPANY

         G.I. is headquartered in La Mirada, California and provides over-the-road freight transportation services to shippers and receivers in California, Oregon, Washington, Idaho, Utah, Nevada, Colorado, New Mexico, Texas and Arizona. Service is provided to and from Hawaii. The major service area of G.I. is connected with the territories of Carolina and Red Arrow through an intermodal partnership with those companies. Founded in 1946, G.I. was acquired by Carolina Freight Corporation in October 1983. At December 31, 1993, G.I. owned 424 tractors, 1,586 trailers, 16 trucks, and operated 44 service centers consisting of 24 terminals (14 owned and 10 leased) and 20 agencies.

RED ARROW FREIGHT LINES, INC.

         Red Arrow`s executive offices are in Dallas, Texas and administrative services are performed in corporate offices in Cherryville, North Carolina. It is an over-the-road motor carrier which transports general commodities in Texas, Kansas, Arkansas, Louisiana and Oklahoma. The major service area of Red Arrow is connected with the territories of G.I. and Carolina through an intermodal partnership with those companies. Red Arrow was founded in 1928 and acquired by Carolina Freight Corporation in January 1984. At December 31, 1993, Red Arrow owned 191 tractors, 179 trailers, 3 trucks, and operated 15 service centers consisting of 11 terminals (4 owned and 7 leased) and 4 agencies.

CARDINAL FREIGHT CARRIERS, INC.

         Cardinal was established in 1980. It is an irregular route motor carrier with authority to serve all points in the United States, although its services are presently confined to serving customers east of the Mississippi River. Cardinal specializes in the transportation of truckload freight. Its general office is in Concord, North Carolina. At December 31, 1993, Cardinal owned 130 tractors and 744 trailers and operated 217 leased tractors.

THE COMPLETE LOGISTICS COMPANY, INC.

         CLC is a full service equipment and driver leasing company, owning 124 tractors, 284 trailers, and 67 trucks as of December 31, 1993. CLC was formerly the leasing division of G.I. Trucking Company and is headquartered in Buena Park, California.

INNOVATIVE LOGISTICS INCORPORATED

         ILI is a third party logistics firm based in Fort Mill, South Carolina and provides transportation-related services such as intermodal shipping, rate negotiation, and warehousing. The international division, with offices in Charleston, South Carolina, and Houston, Texas, provides NVOCC service to most foreign locations.

CAPITAL EXPENDITURES

         Capital expenditures in 1993 net of dispositions were $15.8 million. Revenue and service equipment purchases were $17.3 million. Land and terminal expenditures were $4.7 million. Other capital expenditures totaled $7.3 million. The proceeds from dispositions totaled $13.5 million which included the sale of terminal facilities in Atlanta, Cincinnati, Austin, Houston, and San Antonio.

MANAGEMENT CHANGES

         James D. Carlton became president of Carolina Freight Carriers in June 1993. In December 1993, Braxton Vick, who previously served as Executive Vice President of Corporate Services, was promoted to Executive Vice President of Corporate Planning and Development. In addition, John L. Fraley, Jr., a veteran of Carolina Freight Carriers, and James R. Hertwig, former president of a major intermodal company, were elected vice presidents of the Company. In January 1993, Philip G. Deely, who formerly served as a distribution executive for a large shipper, was named President of Innovative Logistics Incorporated.

Item 2.  Properties.

         The Corporation, through its subsidiaries, owns and operates 117 terminal facilities in 26 states. At December 31, 1993, these properties had a net book value of $132.5 million. In addition, the Corporation leases 71 real properties under leases for terms of generally one to ten years. These properties are used as offices, terminals, warehouses and vehicle maintenance facilities.

         The Corporation, through its subsidiaries, transports freight, using both over-the-road and local tractors, trailers and trucks. This revenue equipment is virtually all owned by the respective subsidiary, though minor amounts are leased both with and without drivers. At December 31, 1993, the value of revenue equipment, less accumulated depreciation, totaled $87.8 million and consisted of 4,179 tractors, 13,639 trailers and 164 trucks. In addition, service vehicles, data processing equipment, furniture and fixtures, and leasehold improvements had a net book value of $26.1 million.

Item 3.  Legal Proceedings.

         (a) There are not now pending any material legal proceedings, other than ordinary routine litigation incident to the Corporation's business, to which the Corporation or any of its subsidiaries is a party or to which any of their respective properties is subject. During 1993, no material litigation or governmental proceeding was instituted or pending against the Corporation or any of its subsidiaries arising from any alleged violation of any emission control standards or other environmental regulations.

         (b) No material legal proceedings were terminated in the fourth quarter of 1993.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fourth quarter of 1993 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         The registrant's common stock is traded on the New York and Pacific Stock Exchanges (Symbol - CAO). The range of market values and amounts of dividends paid during the last two years are shown in the following table:

                                                               Dividends
                                        High        Low        Per Share
                                        ----        ---        ---------
1993:
         First Quarter                 16         13 1/8       $.05
         Second Quarter                15         11 3/8       $.05
         Third Quarter                 14 3/4     11 1/2       $.05
         Fourth Quarter                13 3/4     11 1/2       $.05

1992:
         First Quarter                 20 1/4     16           $.15
         Second Quarter                18 1/2     12 7/8       $.15
         Third Quarter                 14 5/8     12 1/8       $.15
         Fourth Quarter                15         10 1/2       $.05



         As of December 31, 1993, there were 2,642 record holders of the Corporation's Common Stock.

         The Corporation has paid quarterly cash dividends on its Common Stock since 1963. The Board of Directors suspended payment of common share dividends on January 10, 1994. Future dividends will depend upon the Corporation's earnings, its financial condition and other relevant factors. A debt agreement places certain restrictions on the payment of cash dividends by Carolina Freight Corporation, the parent company. Under the agreement, future dividends of the Corporation are limited to approximately $3.7 million plus 50% of earnings, as defined, after December 31, 1993.

Item 6.  Selected Financial Data.

         The selected financial data for the past five years appears on pages 18 and 19 of the registrant's annual report to shareholders for the year ended December 31, 1993 and is incorporated by reference to the extent of the respective columns of financial data for the years 1989 through 1993.

Item 7. Management`s Discussion and Analysis of Results of Operations and Financial Condition.

     Management`s Review appearing on pages 20 through 23 of the annual report to shareholders for the year ended December 31, 1993 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The consolidated financial statements including the Report of Independent Public Accountants, appearing on pages 24 through 37, in the annual report to shareholders for the year ended December 31, 1993 are incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     None.

                                    PART III

     The information called for by Part III is incorporated by reference from registrant's definitive proxy statement. Disclosures concerning delinquent filings under Section 16(A) of the Securities Exchange Act of 1934 can be found in the Company's 1994 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

     1. Financial Statements - The following information appearing in the annual report to shareholders for year ended December 31, 1993 is incorporated by reference:

                                                                    PAGE
                                                                    ----
     Consolidated Balance Sheets, December 31, 1993 and 1992       24 - 25

     Consolidated Statements of Operations for the Years Ended
     December 31, 1993, 1992 and 1991.                               26

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1993, 1992 and 1991.                               27

     Consolidated Statements of Stockholder's Equity for the
     Years Ended December 31, 1993, 1992 and 1991.                   28

     Notes to Consolidated Financial Statements, December 31,
     1993, 1992 and 1991.                                          29 - 37

     Report of Independent Public Accountants                        37


     2.  Financial Statement Schedules

           Schedule No.                         Schedule Name
           ------------                         -------------


              III.                Condensed Financial Information - Parent
                                    Company Only

                V.                Property, Plant and Equipment

               VI.                Accumulated Depreciation, Depletion and
                                     Amortization of Property, Plant and
                                     Equipment

             VIII.                Valuation and Qualifying Accounts

                X.                Supplementary Income Statement
                                    Information


                All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable.

3.       Exhibits

3(a)     Articles of Incorporation of Carolina Freight Corporation
         (as amended up to May 16, 1988).  Incorporated by reference to
         Exhibit 3(a) on Form 10-K for the year ended December 31, 1988, File No. 1-8441.

         (i) Articles of Amendment of Carolina Freight Corporation. Incorporated by reference to Exhibit 3(a)(i) on Form 10-K for the year ended December 31, 1989, File No. 1-8441.

3(b) Amended and Restated Bylaws of Carolina Freight Corporation. Incorporated by reference to Exhibit 3(b) on Form 10-Q for the quarter ended September 8, 1990, File No. 1-8441.

3(c) Amended and Restated Charter of Carolina Freight Carriers Corporation. Incorporated by reference to Exhibit 3(b) on Form 10-K for the year ended December 31, 1985, File No.
         1-8441.

4 6 1/4% Convertible Subordinated Debentures Due 2011 - all documents in connection with Company's registration statement on Form S-3, File No. 33-4742 in 1986 are incorporated by reference.

10(a)    Consulting Services Agreement between Carolina Freight
         Corporation and K. G. Younger. Incorporated by reference to Exhibit 10(b) on Form 10-K for the year ended December 31, 1990, File No. 1-8441.

10(b)    Employment Contract Agreement between Carolina Freight
         Corporation and Lary R. Scott dated March 22, 1993.

10(c)    Employment Contract Agreement between Carolina Freight
         Corporation and Palmer E. Huffstetler dated March 22, 1993.

10(d) Carolina Freight Corporation Employee Savings and Protection Plan (as amended through October 1, 1991). Incorporated by reference to Exhibit 10(c) on Form 10-K for the year ended December 31, 1991, File No. 1-8441.

10(e) The Complete Logistics Company Employee Savings and Profit Sharing Plan, October 1, 1993.

10(f) Carolina Freight Corporation Employees' Pension Plan (as restated January 1, 1985). Incorporated by reference to
         Exhibit 10(d) on Form 10-K for the year ended December 31, 1985, File No. 1-8441.

         (i) 1989 Amendments to Carolina Freight Corporation Employees' Pension Plan. Incorporated by reference to Exhibit 10(c)
               (i) on Form 10-K for the year ended December 31, 1989, File No. 1-8441.

         (ii) 1992 Amendment to Carolina Freight Corporation Employees' Pension Plan. Incorporated by reference to Exhibit 10(d)
               (ii) on Form 10-K for the year ended December 31, 1992, File No. 1-8441.

10(g) G. I. Trucking Company Employees Retirement Plan as amended and restated effective July 1, 1992. Incorporated by reference to
         Exhibit 10(e) on Form 10-K for the year ended December 31, 1992, File No. 1-8441.

10(h) G. I. Trucking Company Freight Handlers Retirement Plan as amended and restated effective July 1, 1992. Incorporated by reference to Exhibit 10(f) on Form 10-K for the year ended December 31, 1992, File No. 1-8441.

10(i) Group Annuity Contract No. IN 15150 between G.I. Trucking Company and Connecticut General Life Insurance Company.
         Incorporated by reference to Exhibit 10(h) on Form 10-K for the year ended December 31, 1985, File No. 1-8441.

10(j)    Stock Option Plans:

         (i) 1984 Incentive Stock Option Plan of Carolina Freight Corporation and 1984 Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10(d) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (ii) Amendment to 1984 Incentive Stock Option Plan of Carolina Freight Corporation. Incorporated by reference to Exhibit 10(h)(ii) on Form 10-K for the year ended December 31, 1987, File No. 1-8441.

         (iii) Amendments to 1975, 1980 and 1984 Stock Option Plans. Incorporated by reference to Exhibit 10(h)(iii) on Form 10-K for the year ended December 31, 1988,
                  File No. 1-8441.

         (iv) 1988 Incentive Stock Option Plan of Carolina Freight Corporation and 1988 Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10(h)(iv) on Form 10-K for the year ended December 31, 1988, File No. 1-8441.

         (v) Amendments to 1980, 1984 and 1988 Incentive Stock Option Plans of Carolina Freight Corporation. Incorporated by reference to Exhibit 10(h)(v) on Form 10-K for the year ended December 31, 1989, File No. 1-8441.

         (vi) 1989 Incentive Stock Option Plan of Carolina Freight Corporation and 1989 Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10(h)(vi) on Form 10-K for the year ended December 31, 1989, File No. 1-8441.

10(k) Revolving Credit and Term Loan Agreement between Carolina Freight Carriers Corporation and Citibank, N.A. dated
         December 1, 1990. Incorporated by reference to Exhibit 10(i) on Form 10-K for the year ended December 31, 1990, File No. 1-8441.

         (i) First Amendment to Revolving Credit and Term Loan Agreement dated December 31, 1991. Incorporated by reference to Exhibit 10(i) on Form 10-K for the year ended December 31, 1991,
                  File No. 1-8441.

         (ii) Second Amendment to Revolving Credit and Term Loan Agreement dated October 5, 1992. Incorporated by reference to Exhibit 10(i)(ii) on Form 10-K for the year ended December 31, 1992, File No. 1-8441.

10(l) Guaranty Agreement between Carolina Freight Corporation and Citibank, N.A. dated December 1, 1990. Incorporated by reference to Exhibit 10(j) on Form 10-K for the year ended December 31, 1990, File No. 1-8441.

         (i)   First Amendment to Guaranty Agreement dated October 5, 1992.
               Incorporated by reference to Exhibit 10(j)(i) on   Form 10-K
               for the year ended December 31, 1992, File No. 1-8441.

10(m) Carolina Freight Trade Receivables Master Trust Pooling and Servicing Agreement dated December 1, 1993.

10(n)    Executive Benefit Plan Agreements:

         (i) Executive Benefit Plan Agreements of All Officers and Directors of Carolina Freight Corporation. Incorporated by reference to Exhibit 10(j) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (ii)  Salary Deferral Plan of Officers and Directors of
               Carolina Freight Corporation. Incorporated by reference to Exhibit 10(r)(ii) on Form 10-K for the year ended December 31, 1986, File No. 1-8441.

         (iii) Amendment Number One to Deferred Compensation Agreement of All Directors of Carolina Freight Corporation. Incorporated by reference to Exhibit 10(p)(iii) on Form 10-K for the year ended December 31, 1987, File No. 1-8441.

         (iv) Amendment Number One to Deferred Compensation Agreement of All Officers of Carolina Freight Corporation.
               Incorporated by reference to Exhibit 10(p)(iv) for the year ended December 31, 1987, File No. 1-8441.

         (v) Amended Executive Supplemental Benefit Plan. Incorporated by reference to Exhibit 10(p)(v) on Form 10-K for the year ended December 31, 1988, File No. 1-8441.

         (vi) Representative sample of individual contracts signed by participants in the 1990 Salary Deferral Plan for Officers and Directors. The total amount deferred by the executive officers, as a group, in 1991 can be found on page 7 of the Company's 1992 Proxy Statement. The total amount deferred in 1991 by the directors, as a group, was $37,000. Incorporated by reference to Exhibit 10(v)(vi) on Form 10-K for the year ended December 31, 1991, File 1-8441.

10(o) Form of Indemnification Agreement between Carolina Freight Corporation and Its Board of Directors and Schedule
         Identifying Documents Omitted. Incorporated by reference to Exhibit 10(q) on Form 10-K for the year ended
         December 31, 1987, File No. 1-8441.

10(p) Form of Severance Pay Agreement between Carolina Freight Corporation and Its Officers and Schedule Identifying Documents Omitted. Incorporated by reference to Exhibit 10(r) on Form 10-K for the year ended December 31, 1987, File No. 1-8441.

10(q) Loan Agreements in connection with the following industrial revenue bond financings of Carolina Freight Carriers
         Corporation:

         (i)   Howard County, Maryland dated September 1, 1981.
               Incorporated by reference to Exhibit 10(k)(i) on Form 10-K for the year ended December 31, 1984,
               File No. 1-8441.

         (ii)  City of Rockford, Illinois dated October 1, 1981.
               Incorporated by reference to Exhibit 10(k)(ii) on Form 10-K for the year ended December 31, 1984,
               File No. 1-8441.

         (iii) New Jersey Economic Development (Jersey City) dated January 1, 1982. Incorporated by reference to Exhibit 10(k)(iii) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (iv)  Village of Forest View, Illinois dated November 1,
               1982. Incorporated by reference to Exhibit 10(k)(iv) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (v)   County of Cuyahoga, Ohio dated August 29, 1983.
               Incorporated by reference to Exhibit 10(k)(vi) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (vi) Mortgage Note and Mortgage dated December 9, 1983 of Berks County Development Authority. Incorporated by reference to Exhibit 10(k)(vii) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (vii) City of Hayward, California and Summit Companies, Inc. Incorporated by reference to Exhibit 10(k)(viii) on Form 10-K for the year ended December 31, 1984,
               File No. 1-8441.

         (viii) County of Lucas, Ohio dated May 1, 1984. Incorporated by reference to Exhibit 10(k)(ix) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (ix) Michigan Job Development Authority dated October 1, 1984. Incorporated by reference to Exhibit 10(k)(x) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (x) Cumberland County, Pa. Industrial Development Authority Mortgage dated October 1, 1985, and Promissory Note dated October 17, 1985. Incorporated by reference to
                 Exhibit 10(s)(xii) on Form 10-K for the year ended December 31, 1985, File No. 1-8441.

         (xi) Dade County, Florida, Industrial Development Authority, Installment Purchase Contract, dated December 1, 1985. Incorporated by reference to Exhibit 10(s)(xiv) on Form 10-K for the year ended December 31, 1985, File No. 1-8441.

         (xii) City of Memphis and County of Shelby, Tennessee, Industrial Development Board dated October 1, 1986. Incorporated by reference to Exhibit 10(s)(xv) on Form 10-K for the year ended December 31, 1986, File No. 1-8441.

         (xiii) New Jersey Economic Development Authority, Variable Rate Demand Economic Development Bond dated February 22, 1990. Incorporated by reference to Exhibit 10(v)(xiv) on Form 10-K for the year ended December 31, 1990, File No. 1-8441.

         (xiv) Carolina Freight Tax-Exempt Bond Grantor Trust dated May 23, 1990. Incorporated by reference to Exhibit 10(v)(xv) on Form 10-K for the year ended December 31, 1990, File No. 1-8441.

10(r)    Grantor Trust Agreement.  Incorporated by reference to
         Exhibit 10(w) on Form 10-K for the year ended December 31, 1989, File No. 1-8441.

11       Computation of Earnings Per Common Share.

13       1993 Annual Report to Shareholders.

21       List of subsidiaries of Carolina Freight Corporation.

23       Consent of Independent Public Accountants.


         (b)   Reports on Form 8-K filed in the fourth quarter, 1993:  None

                          CAROLINA FREIGHT CORPORATION
      SCHEDULE III - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992


     CONDENSED BALANCE SHEETS

                                                     1993             1992
     Assets                                      ------------     ------------

     Current Assets:
       Cash and temporary cash investments       $    131,611     $    161,683
       Prepayments                                    102,618           77,496
      Other Assets                                  1,587,202        1,563,837
                                                 ------------     ------------
         Total current assets                    $  1,821,431     $  1,803,016
                                                 ------------     ------------
     Other Assets:
       Investment in subsidiaries                 196,569,010      146,153,266
       Advances to subsidiaries                    24,660,076       41,569,976
       Other                                        1,256,711        1,135,542
                                                 ------------     ------------
         Total other assets                       222,485,797      188,858,784
                                                 ------------     ------------

           Total Assets                          $224,307,228     $190,661,800
                                                 ============     ============

     Liabilities and Stockholders' Equity

     Current Liabilities:
       Accounts payable                          $    149,455     $    149,148
       Other payables and accrued liabilities         726,566          702,791
                                                 ------------     ------------
         Total current liabilities                    876,021          851,939
                                                 ------------     ------------
     Advances from subsidiaries                    51,508,967       12,325,769
                                                 ------------     ------------
     Long-Term Debt:
       6.25% Convertible Subordinated Debentures   49,994,000       49,994,000
       Other long-term debt                           601,980          518,545
                                                 ------------     ------------
         Total long-term debt                      50,595,980       50,512,545
                                                 ------------     ------------
     Deferred Income Taxes                           (286,352)        (203,434)
                                                 ------------     ------------
     Stockholders' Equity:
       Preferred stock                              2,211,200        2,211,200
       Common stock                                 3,280,836        3,280,836
       Paid-in capital                             44,349,110       44,349,110
       Retained earnings                           71,771,466       77,333,835
                                                 ------------     ------------
         Total stockholders' equity               121,612,612      127,174,981
                                                 ------------     ------------
         Total liabilities and
           stockholders' equity                  $224,307,228     $190,661,800
                                                 ============     ============

                         CAROLINA FREIGHT CORPORATION
      SCHEDULE III - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


CONDENSED STATEMENTS OF EARNINGS

                                                             1993            1992            1991
                                                        -----------  -----------------  --------------
Other Income (Expense):
  Interest income and other expense, net                $  4,412,368    $  4,612,555    $  3,544,178
  Interest expense                                        (3,795,119)     (3,826,975)     (3,457,684)
                                                        ------------    ------------    ------------
Earnings Before Income Taxes and Equity
  in Undistributed Net Income of Subsidiaries                617,249         785,580          86,494

Provision for Income Taxes                                   157,805         298,523          32,917

Equity in Undistributed Net Income of                     (4,621,031)      2,757,775       1,521,656
  Subsidiaries
                                                        ------------    ------------    ------------
  Net Earnings Before Cumulative Effect of Change
  in Accounting Principle                               $ (4,161,587)   $  3,244,832    $  1,575,233

Cumulative Effect of Change in Accounting Principle                0         403,514               -
                                                        ------------    ------------    ------------
Net Earnings                                            $ (4,161,587)   $  3,648,346    $  1,575,233
                                                        ============    ============    ============




                         CAROLINA FREIGHT CORPORATION
      SCHEDULE III - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


CONDENSED STATEMENTS OF CASH FLOWS

                                                                     1993            1992            1991
                                                                 ------------   ------------    --------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

  Net earnings for the year                                      $ (4,161,587)   $  3,648,346    $  1,575,233
  Noncash items included in income:
  Undistributed earnings of subsidiaries                            4,621,031      (2,757,775)     (1,521,656)
  Increase (decrease) in accounts payable                                 307          24,650           4,498
  Net increase (decrease) from change in other working
   capital items affecting operating activities                       (24,712)      2,108,160      (2,857,440)
  Other, net                                                         (240,862)       (584,798)       (215,466)
                                                                 ------------    ------------    ------------
    Net cash provided by (used for) operating activities         $    194,177    $  2,438,583    $ (3,014,831)
                                                                 ------------    ------------    ------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:            $          0    $          0    $          0
                                                                 ------------    ------------    ------------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

  Advances from subsidiaries                                     $  1,093,098    $    699,845    $  7,032,904
  Proceeds from issuance of long-term debt                             83,435         205,982          28,665
  Common stock issued                                                       0           6,000          36,563
  Dividends on common and preferred stock                          (1,400,782)     (3,369,246)     (4,024,249)
                                                                 ------------    ------------    ------------
    Net cash provided by (used for) financing activities         $   (224,249)   $ (2,457,419)   $  3,073,883
                                                                 ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS                                               $    (30,072)   $    (18,836)   $     59,052

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF YEAR                                              $    161,683    $    180,519    $    121,467
                                                                 ------------    ------------    ------------
CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF YEAR                                                    $    131,611    $    161,683    $    180,519
                                                                 ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Cash paid during the year for interest                         $  3,771,345    $  3,843,663    $  3,461,296
  Cash paid (received) during the year for taxes                      264,088      (1,825,187)      2,944,539

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
  Company contributions of receivables to a subsidiary
    in exchange for an investment in that subsidiary             $ 55,000,000    $          -    $          -

                         CAROLINA FREIGHT CORPORATION
      SCHEDULE III - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


     NOTES TO CONDENSED FINANCIAL STATEMENTS


     (1) These unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information presented not misleading.

     (2) The revolving credit agreements of Carolina Freight Carrier Corporation, the 9.4% note agreement and certain industrial bonds of the operating subsidiaries totaling $11,196,000 are guaranteed as to principal and interest payments by Carolina Freight Corporation.

     (3) See Notes to Consolidated Financial Statements for additional disclosures.

                          CAROLINA FREIGHT CORPORATION
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

      Column A                      Column B              Column C                 Column D           Column E         Column F
- ----------------------     -----------------------  ---------------------    --------------------  ---------------- --------------
                                Balance at Begin-                                                   Other Changes   Balance at End
     Description                 ning of Period       Additions at Cost           Retirements        Add (Deduct)     of Period
- ----------------------     -----------------------  ---------------------    --------------------  ---------------- --------------
Year Ended December 31, 1993:

Land                               $ 40,074,238        $   327,218                 $ 2,466,192     $(1,209,339)      $ 36,725,925
Buildings                           142,551,860          4,337,882                   5,605,225       1,209,339        142,493,856

Revenue Equipment                   265,035,224         16,783,572                  20,887,270        (633,921)       260,297,605
Service Cars & Equipment             12,889,712            498,961                   6,576,070                          6,812,603

Shop & Garage Equipment               2,273,536            395,706                      36,447                          2,632,795
Furniture & Office Equipment         44,006,368          5,910,078                   7,284,015                         42,632,431
Miscellaneous Equipment              10,965,128            687,319                     201,369         633,921         12,084,999

Leasehold Improvements                1,346,732            361,024                     187,439                          1,520,317
                                   ------------        -----------                 -----------     -----------       ------------
                                   $519,142,798        $29,301,760                 $43,244,027     $         0       $505,200,531
                                   ============        ===========                 ===========     ===========       ============

Year Ended December 31, 1992:

Land                               $ 37,894,346        $ 2,511,199                 $               $  (331,307)      $ 40,074,238
Buildings                           135,551,185          7,686,143                   1,016,775         331,307        142,551,860

Revenue Equipment                   262,146,975         19,312,753                  16,324,012        (100,492)       265,035,224
Service Cars & Equipment             11,876,812          2,939,318                   1,971,839          45,421         12,889,712

Shop & Garage Equipment               2,161,216            124,657                      12,337                          2,273,536
Furniture & Office Equipment         39,683,959          6,023,599                   1,403,363        (297,827)        44,006,368
Miscellaneous Equipment               9,925,144          1,185,068                     200,155          55,071         10,965,128

Leasehold Improvements                1,302,060             56,117                      11,445                          1,346,732
                                   ------------        -----------                 -----------     -----------       ------------
                                   $500,541,697        $39,838,854                 $20,939,926     $  (297,827)(1)   $519,142,798
                                   ============        ===========                 ===========     ===========       ============

Year Ended December 31, 1991:

Land                               $ 36,947,855        $ 1,165,216                 $   155,650     $   (63,075)      $ 37,894,346
Buildings                           129,576,355          6,292,193                     380,438          63,075        135,551,185

Revenue Equipment                   246,967,566         27,554,161                  12,335,269         (39,483)       262,146,975
Service Cars & Equipment             11,349,452          2,163,766                   1,636,406                         11,876,812

Shop & Garage Equipment               2,002,461            159,179                         424                          2,161,216
Furniture & Office Equipment         34,751,426         11,911,999                   6,979,466                         39,683,959
Miscellaneous Equipment               9,426,520            515,280                      48,724          32,068          9,925,144

Leasehold Improvements                1,018,849            275,796                                       7,415          1,302,060
                                   ------------        -----------                 -----------     -----------       ------------
                                   $472,040,484        $50,037,590                 $21,536,377     $         0       $500,541,697
                                   ============        ===========                 ===========     ===========       ============

(1) $(297,827) adjustment of capitalized computer lease of 1991.

                          CAROLINA FREIGHT CORPORATION
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

        Column A                    Column B              Column C                Column D         Column E            Column F
- -----------------------------   ------------------    ---------------------    --------------    ---------------    --------------
                                Balance at Begin-     Additions Charged                            Other Changes    Balance at End
       Description                ning of Period      to Costs and Expenses      Retirements       Add (Deduct)     of Period
- -----------------------------   ------------------    ---------------------    --------------    ---------------    --------------
Year Ended December 31, 1993:

Buildings                        $ 43,561,972             $ 6,232,262           $ 3,060,092       $                  $ 46,734,142

Revenue Equipment                 170,290,083              21,092,137            18,343,303        (574,234)          172,464,683
Service Cars & Equipment            6,910,168               1,177,472             3,943,589                             4,144,051

Shop & Garage Equipment             1,573,043                 169,876                28,840                             1,714,079
Furniture & Office Equipment       26,183,070               5,915,084             7,250,396                            24,847,758
Miscellaneous Equipment             6,638,234                 842,810               185,220         574,234             7,870,058

Leasehold Improvements              1,049,615                 104,989               157,431                               997,173
                                 ------------             -----------           -----------       ---------          ------------
                                 $256,206,185             $35,534,630(1)        $32,968,871       $       0          $258,771,944
                                 ============             ===========           ===========       =========          ============

Year Ended December 31, 1992:

Buildings                        $ 37,641,526             $ 6,104,030           $   183,584       $                  $ 43,561,972

Revenue Equipment                 160,858,934              23,578,336            14,059,110         (88,077)          170,290,083
Service Cars & Equipment            6,143,166               2,388,694             1,660,300          38,608             6,910,168

Shop & Garage Equipment             1,430,041                 151,949                 8,947                             1,573,043
Furniture & Office Equipment       20,963,708               6,686,936             1,382,954         (84,620)           26,183,070
Miscellaneous Equipment             5,838,035                 928,825               178,095          49,469             6,638,234

Leasehold Improvements                873,499                 187,561                11,445                             1,049,615
                                 ------------             -----------           -----------       ---------          ------------
                                 $233,748,909             $40,026,331(2)        $17,484,435       $ (84,620)(3)      $256,206,185
                                 ============             ===========           ===========       =========          ============

Year Ended December 31, 1991:

Buildings                        $ 32,075,371             $ 5,729,955           $   163,800       $                  $ 37,641,526

Revenue Equipment                 147,674,664              23,291,940            10,070,234         (37,436)          160,858,934
Service Cars & Equipment            5,057,001               2,470,895             1,384,730                             6,143,166

Shop & Garage Equipment             1,287,963                 142,502                   424                             1,430,041
Furniture & Office Equipment       21,658,195               6,043,186             6,737,673                            20,963,708
Miscellaneous Equipment             5,002,946                 837,950                40,297          37,436             5,838,035

Leasehold Improvements                689,013                 184,486                                                     873,499
                                 ------------             -----------           -----------       ---------          ------------
                                 $213,445,153             $38,700,914(4)        $18,397,158       $       0          $233,748,909
                                 ============             ===========           ===========       =========          ============

(1) Depreciation of $132,478 relating to non-operating assets was also charged to expense.
(2) Depreciation of $242,268 relating to non-operating assets was also charged to expense.
(3) $(84,653) adjustment of capitalized computer lease of 1991.
(4) Depreciation of $175,073 relating to non-operating assets was also charged to expense.

                          CAROLINA FREIGHT CORPORATION
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


      Column A                       Column B                Column C                 Column D               Column E
- ---------------------           -------------------      ------------------        --------------        ---------------
                                                             ADDITIONS
                                                           -------------
                                 Balance at Begin-         Charged to Costs                               Balance at End
     Description                 ning of Period             and Expenses             Deductions              of Period
- ---------------------           -------------------      ------------------        --------------        ---------------
DEDUCTED IN BALANCE SHEET FROM
  ASSET TO WHICH IT APPLIES

Year Ended December 31, 1993:

  Reserve for uncollectible
   accounts receivable               $4,982,453             $3,469,480             $3,270,331(1)          $5,181,602(2)
                                     ==========             ==========             ==========             ==========

Year Ended December 31, 1992:

  Reserve for uncollectible
   accounts receivable               $4,562,715             $3,419,930             $3,000,192(1)          $4,982,453(3)
                                     ==========             ==========             ==========             ==========

Year Ended December 31, 1991:

  Reserve for uncollectible
   accounts receivable               $4,483,935             $3,484,084             $3,405,304(1)          $4,562,715(4)
                                     ==========             ==========             ==========             ==========


(1) Uncollectible accounts written off net of bad debt recoveries.
(2) $20,033 applicable to customer and interline receivables and $5,161,569 applicable to other receivables as a result of the sale of receivables explained in the Notes to Consolidated Financial Statements.
(3) $2,629,186 applicable to customer and interline receivables and $2,353,267 applicable to other receivables as a result of the sale of receivables explained in the Notes to Consolidated Financial Statements.
(4) $2,423,239 applicable to customer and interline receivables and $2,139,476 applicable to other receivables as a result of the sale of receivables explained in the Notes to Consolidated Financial Statements.

                          CAROLINA FREIGHT CORPORATION
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

The following amounts have been charged directly to income during the three years ended December 31:


                                        1993           1992           1991
                                     -----------    -----------    -----------
Maintenance and repairs              $39,522,704    $35,523,797    $34,500,352

Taxes, other than payroll and
 income taxes:                       $30,083,353    $28,267,184    $26,367,215
   Fuel (included above)             $17,730,666    $16,304,608    $15,706,506


Amortization of operating rights, royalties and advertising expenses have been omitted since they are not required under the related instruction.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Carolina Freight Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Carolina Freight Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1994 (except with respect to the matter discussed in the subsequent event footnote, as to which the date is March 17, 1994). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             /s/ ARTHUR ANDERSEN & CO.



Charlotte, North Carolina,
  January 31, 1994 (except with respect to the matter discussed in the subsequent event footnote, as to which the date is March 17, 1994).

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1993.


                                               CAROLINA FREIGHT CORPORATION
                                                       (Registrant)


                                               /s/ Lary R. Scott
                                        By:    ____________________________
                                               Lary R. Scott
                                               Chief Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of

March, 1993.


                     Signature                                                  Title
                     ---------                                                  -----


    Principal Executive Officer:
    /s/ Lary R. Scott
    ----------------------------                                       Chief Executive Officer
    Lary R. Scott                                                          and Director


    Principal Financial and
    Accounting Officer:


    /s/ Shawn W. Poole
    ----------------------------                                         Treasurer and Chief
    Shawn W. Poole                                                         Financial Officer


/s/ K. G. Younger                            Director
- ---------------------------------
K. G. Younger




/s/ Palmer E. Huffstetler                   Director
- ---------------------------------
Palmer E. Huffstetler

/s/ J. M. Carstarphen                       Director
- ---------------------------------
J. M. Carstarphen


/s/ Charles L. Grace                        Director
- ---------------------------------
Charles L. Grace

                                            Director
- ---------------------------------
Howard H. Haworth

/s/ William M. R. Mapel                     Director
- ---------------------------------
William M. R. Mapel

/s/ James G. Martin                         Director
- ---------------------------------
James G. Martin

/s/ Paul F. Richardson                      Director
- ---------------------------------
Paul F. Richardson

                                 EXHIBIT INDEX


                                                                                                         Page No.
3(a)      Articles of Incorporation of Carolina Freight Corporation
          (as amended up to May 16, 1988).  Incorporated by reference to
          Exhibit 3(a) on Form 10-K for the year ended December 31, 1988,
          File No. 1-8441.                                                                                  -

          (i)   Articles of Amendment of Carolina Freight Corporation.
                Incorporated by reference to Exhibit 3(a)(i) on Form 10-K
                for the year ended December 31, 1989, File No. 1-8441.                                      -

3(b)      Amended and Restated Bylaws of Carolina Freight Corporation.
          Incorporated by reference to Exhibit 3(b) on Form 10-Q for the
          quarter ended September 8, 1990, File No. 1-8441.                                                 -

3(c)      Amended and Restated Charter of Carolina Freight Carriers
          Corporation.  Incorporated by reference to Exhibit 3(b) on
          Form 10-K for the year ended December 31, 1985, File No.
          1-8441.                                                                                           -

 4        6 1/4% Convertible Subordinated Debentures Due 2011 - all
          documents in connection with Company's registration statement on Form S-3, File No. 33-4742 in 1986 are incorporated by
          reference.                                                                                        -

10(a)     Consulting Services Agreement between Carolina Freight
          Corporation and K. G. Younger.  Incorporated by reference
          to Exhibit 10(b) on Form 10-K for the year ended December 31,
          1990, File No. 1-8441.                                                                            -

10(b)     Employment Contract Agreement between Carolina Freight
          Corporation and Lary R. Scott dated March 22, 1993.                                               39

10(c)     Employment Contract Agreement between Carolina Freight
          Corporation and Palmer E. Huffstetler dated March 22, 1993.                                       44

10(d)     Carolina Freight Corporation Employee Savings and Protection
          Plan (as amended through October 1, 1991).  Incorporated by reference to Exhibit 10(c) on Form 10-K for the year ended
          December 31, 1991, File No. 1-8441.                                                                -

10(e)     The Complete Logistics Company Employee Savings and Profit
          Sharing Plan, October 1, 1993.                                                                    49

10(f)     Carolina Freight Corporation Employees' Pension Plan (as
          restated January 1, 1985).  Incorporated by reference to
          Exhibit 10(d) on Form 10-K for the year ended December 31,
          1985, File No. 1-8441.                                                                            -

          (i)   1989 Amendments to Carolina Freight Corporation Employees
                Pension Plan.  Incorporated by reference to Exhibit
                10(c)(i) on Form 10-K for the year ended December 31,
                1989, File No. 1-8441.                                                                      -

          (ii)  1992 Amendment to Carolina Freight Corporation Employees'
                Pension Plan.  Incorporated by reference to Exhibit
                10(d)(ii) on Form 10-K for the year ended December 31,
                1992, File No. 1-8441.                                                                      -

10(g)     G. I. Trucking Company Employees Retirement Plan as amended and restated effective July 1, 1992.  Incorporated by reference to Exhibit 10(e) on Form 10-K for the year ended December 31,
          1992, File No. 1-8441.                                                                            -

10(h)     G. I. Trucking Company Freight Handlers Retirement Plan as
          amended and restated effective July 1, 1992.  Incorporated by reference to Exhibit 10(f) on Form 10-K for the year ended
          December 31, 1992, File No. 1-8441.                                                               -

10(i)     Group Annuity Contract No. IN 15150 between G.I. Trucking
          Company and Connecticut General Life Insurance Company.
          Incorporated by reference to Exhibit 10(h) on Form 10-K
          for the year ended December 31, 1985, File No. 1-8441.                                            -

10(j)     Stock Option Plans:

          (i)   1984 Incentive Stock Option Plan of Carolina Freight
                Corporation and 1984 Incentive Stock Option Agreement.
                Incorporated by reference to Exhibit 10(d) on Form 10-K
                for the year ended December 31, 1984, File No. 1-8441.                                      -

          (ii)  Amendment to 1984 Incentive Stock Option Plan of
                Carolina Freight Corporation.  Incorporated by
                reference to Exhibit 10(h)(ii) on Form 10-K for
                the year ended December 31, 1987, File No. 1-8441.                                          -

          (iii) Amendments to 1975, 1980 and 1984 Stock Option Plans.
                Incorporated by reference to Exhibit 10(h)(iii) on
                Form 10-K for the year ended December 31, 1988,
                File No. 1-8441.                                                                            -

          (iv)  1988 Incentive Stock Option Plan of Carolina Freight
                Corporation and 1988 Incentive Stock Option Agreement.
                Incorporated by reference to Exhibit 10(h)(iv) on
                Form 10-K for the year ended December 31, 1988, File
                No. 1-8441.                                                                                 -

          (v)   Amendments to 1980, 1984 and 1988 Incentive Stock Option
                Plans of Carolina Freight Corporation.  Incorporated by
                reference to Exhibit 10(h)(v) on Form 10-K for the year
                ended December 31, 1989, File No. 1-8441.                                                     -

          (vi)  1989 Incentive Stock Option Plan of Carolina Freight
                Corporation and 1989 Incentive Stock Option Agreement.
                Incorporated by reference to Exhibit 10(h)(vi) on
                Form 10-K for the year ended December 31, 1989, File
                No. 1-8441.                                                                                   -

10(k)     Revolving Credit and Term Loan Agreement between Carolina
          Freight Carriers Corporation and Citibank, N.A. dated December 1,
          1990.  Incorporated by reference to Exhibit 10(i) on Form 10-K
          for the year ended December 31, 1990, File No.1-8441.                                               -

          (i)   First Amendment to Revolving Credit and Term Loan
                Agreement dated December 31, 1991.  Incorporated by
                reference to Exhibit 10(i) on Form 10-K for the year
                ended December 31, 1991, File No. 1-8441.                                                     -

          (ii)  Second Amendment to Revolving Credit and Term Loan
                Agreement dated October 5, 1992.  Incorporated by
                reference to Exhibit 10(i)(ii) on Form 10-K for the
                year ended December 31, 1992, File No. 1-8441                                                 -

10(l)     Guaranty Agreement between Carolina Freight Corporation
          and Citibank, N.A. dated December 1, 1990.  Incorporated by reference to Exhibit 10(j) on Form 10-K for the year ended
          December 31, 1990, File No. 1-8441.                                                                 -

          (i)   First Amendment to Guaranty Agreement dated October 5,
                1992.  Incorporated by reference to Exhibit 10(j)(i) on
                Form 10-K for the year ended December 31, 1992, File No.
                1-8441.                                                                                       -

10(m)     Carolina Freight Trade Receivables Master Trust Pooling and
          Servicing Agreement dated December 1, 1993.

10(n)     Executive Benefit Plan Agreements:

          (i)   Executive Benefit Plan Agreements of All Officers and
                Directors of Carolina Freight Corporation.  Incorporated
                by reference to Exhibit 10(j) on Form 10-K for the year
                ended December 31, 1984, File No. 1-8441.                                                     -

          (ii)  Salary Deferral Plan of Officers and Directors of
                Carolina Freight Corporation.  Incorporated by reference
                to Exhibit 10(r)(ii) on Form 10-K for the year ended
                December 31, 1986, File No. 1-8441.                                                           -

          (iii) Amendment Number One to Deferred Compensation Agreement
                of All Directors of Carolina Freight Corporation.
                Incorporated by reference to Exhibit 10(p)(iii) on
                Form 10-K for the year ended December 31, 1987, File
                No. 1-8441.                                                                                 -

          (iv)  Amendment Number One to Deferred Compensation Agreement
                of All Officers of Carolina Freight Corporation.
                Incorporated by reference to Exhibit 10(p)(iv) for
                the year ended December 31, 1987, File No. 1-8441.                                          -

          (v)   Amended Executive Supplemental Benefit Plan.  Incorporated
                by reference to Exhibit 10(p)(v) on Form 10-K for the
                year ended December 31, 1988, File No. 1-8441.                                              -

          (vi)  Representative sample of individual contracts signed by participants in the 1990 Salary Deferral Plan for Officers and Directors.  The total amount deferred by the executive officers, as a group, in 1991 can be found on page 7 of the
                Company's 1992 Proxy Statement.  The total amount deferred in 1991 by the directors, as a group, was $37,000.
                Incorporated by reference to Exhibit 10(v)(vi) on Form 10-K
                for the year ended December 31, 1991, File 1-8441.                                          -

10(o)     Form of Indemnification Agreement between Carolina Freight
          Corporation and Its Board of Directors and Schedule
          Identifying Documents Omitted.  Incorporated by reference
          to Exhibit 10(q) on Form 10-K for the year ended
          December 31, 1987, File No. 1-8441.                                                               -

10(p)     Form of Severance Pay Agreement between Carolina Freight
          Corporation and Its Officers and Schedule Identifying
          Documents Omitted.  Incorporated by reference to Exhibit 10(r)
          on Form 10-K for the year ended December 31, 1987, File No. 1-8441.                               -

10(q) Loan Agreements in connection with the following industrial revenue bond financings of Carolina Freight Carriers
          Corporation:

          (i)   Howard County, Maryland dated September 1,
                1981.  Incorporated by reference to Exhibit
                10(k)(i) on Form 10-K for the year ended
                December 31, 1984, File No. 1-8441.                                                         -

          (ii)  City of Rockford, Illinois dated October 1, 1981.
                Incorporated by reference to Exhibit
                10(k)(ii) on Form 10-K for the year ended
                December 31, 1984, File No. 1-8441.                                                         -

        (iii)   New Jersey Economic Development (Jersey City)
                dated January 1, 1982.  Incorporated by reference
                to Exhibit 10(k)(iii) on Form 10-K for the year
                ended December 31, 1984, File No. 1-8441.                                                   -

        (iv)    Village of Forest View, Illinois dated November 1,
                1982.  Incorporated by reference to Exhibit 10(k)(iv)
                on Form 10-K for the year ended December 31, 1984,
                File No. 1-8441.                                                                            -

         (v)    County of Cuyahoga, Ohio dated August 29, 1983.
                Incorporated by reference to Exhibit 10(k)(vi)
                on Form 10-K for the year ended December 31, 1984,
                File No. 1-8441.                                                                            -

        (vi)    Mortgage Note and Mortgage dated December 9, 1983 of
                Berks County Development Authority.  Incorporated by
                reference to Exhibit 10(k)(vii) on Form 10-K for the
                year ended December 31, 1984, File No. 1-8441.                                              -

       (vii)    City of Hayward, California and Summit Companies, Inc.
                dated December 1, 1983.  Incorporated by reference to
                Exhibit 10(k)(viii) on Form 10-K for the year ended
                December 31, 1984, File No. 1-8441.                                                         -

      (viii)    County of Lucas, Ohio dated May 1, 1984.  Incorporated
                by reference to Exhibit 10(k)(ix) on Form 10-K for the
                year ended December 31, 1984, File No. 1-8441.                                              -

         (ix)   Michigan Job Development Authority dated October 1,
                1984.  Incorporated by reference to Exhibit 10(k)(x)
                on Form 10-K for the year ended December 31, 1984,
                File No. 18441.                                                                             -

         (x)    Cumberland County, Pa. Industrial Development Authority
                Mortgage dated October 1, 1985, and Promissory Note
                dated October 17, 1985.  Incorporated by reference to
                Exhibit 10(s)(xii) on Form 10-K for the year ended
                December 31, 1985, File No. 1-8441.                                                         -

        (xi)    Dade County, Florida, Industrial Development Authority,
                Installment Purchase Contract, dated December 1, 1985.
                Incorporated by reference to Exhibit 10(s)(xiv) on
                Form 10-K for the year ended December 31, 1985,
                File No. 1-8441.                                                                            -

       (xii)    City of Memphis and County of Shelby, Tennessee,
                Industrial Development Board dated October 1, 1986.
                Incorporated by reference to Exhibit
                10(s)(xv) on Form 10-K for the year ended December 31,
                1986, File No. 1-8441.                                                                      -

      (xiii)    New Jersey Economic Development Authority, Variable Rate
                Demand Economic Development Bond dated February 22, 1990.
                Incorporated by reference to Exhibit 10(v)(xiv)
                on Form 10-K for the year ended December 31, 1990,
                File No. 1-8441.                                                                            -

       (xiv)    Carolina Freight Tax-Exempt Bond Grantor Trust dated
                May 23, 1990.  Incorporated by reference to Exhibit
                10(v)(xv) on Form 10-K for the year ended December 31,
                1990, File No. 1-8441.                                                                      -

10(r)    Grantor Trust Agreement.  Incorporated by reference to
         Exhibit 10(w) on Form 10-K for the year ended December 31,
         1989, File No. 1-8441.                                                                             -

11       Computation of Earnings Per Common Share.

13       1993 Annual Report to Shareholders.

21       List of subsidiaries of Carolina Freight Corporation.

23       Consent of Independent Public Accountants.