Form 10-Q
period 1994-03-26
CAROLINA FREIGHT CORP
filed 1994-05-10
CIK 706166

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   March 26, 1994             Commission File Number   1-8441


                         CAROLINA FREIGHT CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                North Carolina                               56-1349996
        -------------------------------                 -------------------
         (State or other jurisdiction                    (I.R.S. Employer
         incorporation or organization)                 Identification No.)


        Highway 150 East, Cherryville, N.C.                    28021
      ----------------------------------------               ----------
      (Address of principal executive offices)               (Zip Code)


Registrant`s telephone number, including area code        (704) 435-6811
                                                   --------------------------

                                  No Changes
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  x    No
                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


  Common Stock, $.50 par value                          6,561,672
- --------------------------------            ---------------------------------
            Class                             Outstanding at March 26, 1994

                          CAROLINA FREIGHT CORPORATION

                                     INDEX

                                                                     Page No.
                                                                     --------
Part I.   Financial Information:

          Item 1:  Financial Statements

                   Consolidated Condensed Statements of Earnings--
                    Twelve Weeks Ended March 26, 1994 and
                    March 27, 1993                                       2

                   Consolidated Balance Sheets--
                    March 26, 1994 and December 31, 1993                3-4

                   Consolidated Statements of Cash Flows--
                    Twelve Weeks Ended March 26, 1994 and
                    March 27, 1993                                       5

                   Notes to Consolidated Condensed Financial
                    Statements                                           6

          Item 2:  Management's Discussion and Analysis                 7-10

Part II.  Other Information                                              11

                    PART 1:  ITEM 1. FINANCIAL INFORMATION

                         CAROLINA FREIGHT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
             Twelve Weeks Ended March 26, 1994 and March 27, 1993
                                 (UNAUDITED)

                                                (Dollars in thousands except per share amounts)

                                                             Twelve Weeks Ended
                                                        -----------------------------
                                                          March 26,   March 27,
                                                             1994        1993
                                                        -----------------------------
Operating revenue                                          $192,630    $187,331
                                                        -----------------------
Operating expenses:
  Employee compensation                                     122,691     119,183
  Purchased transportation                                   22,640      20,430
  Fuel and fuel taxes                                        10,671       9,757
  Tires, repair parts and other operating supplies            9,631       8,674
  Depreciation and amortization                               8,109       8,348
  Insurance premiums and claims                               5,606       5,811
  Communications and utilities                                2,741       2,636
  Operating taxes and licenses                                2,761       2,708
  Equipment and building rents                                1,232       1,140
  Gain on disposition of operating assets                       (51)        (19)
  General supplies and expenses                               8,521       7,306
                                                        -----------------------
    Total operating expenses                                194,552     185,974
                                                        -----------------------
Earnings (Loss) from operations                              (1,922)      1,357
Interest and other expense, net                               2,403       2,013
                                                        -----------------------
Loss before income taxes                                     (4,325)       (656)
Income tax benefit                                           (1,407)       (266)
                                                        -----------------------
Net loss before cumulative effect of change in
  accounting principle                                       (2,918)       (390)
Cumulative effect of change in accounting principle          (1,222)         -
                                                        -----------------------
Net loss                                                    ($4,140)      ($390)
                                                        =======================

Loss per share before cumulative
  effect of change in accounting principle                   ($0.44)     ($0.06)

Cumulative effect of change in
  accounting principle                                       ($0.19)        -

Loss per share                                               ($0.63)     ($0.06)

Average common stock and common stock
  equivalent shares outstanding                           6,561,672   6,561,672

Cash dividends per common share                               $0.00       $0.05

                          CAROLINA FREIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in Thousands)

                                                                   (UNAUDITED)     (AUDITED)

                                                                    March 26,    December 31,
                                                                      1994           1993
                                                              ------------------------------
Assets
- ------
Current assets:
  Cash                                                              $  6,402       $  6,502
  Temporary investments restricted under letter of
    credit arrangements (at cost, which approximates market)          10,751         10,169
  Customer and interline receivables, net                             10,698         10,091
  Customer receivables held by trust, net                             43,030         35,787
  Other receivables, net                                               7,957          6,985
  Reinsurance balances receivable                                     17,026         13,815
  Prepayments -
    Tires on equipment in use                                         13,491         13,632
    Other                                                              8,538          5,755
  Inventories of operating supplies                                    2,910          2,869
                                                              -----------------------------
      Total current assets                                           120,803        105,605
                                                              -----------------------------

Plant and equipment, at cost:
  Revenue and service equipment                                      268,004        267,112
  Land and structures                                                179,844        179,220
  Other equipment                                                     58,147         57,356
  Leasehold improvements                                               1,517          1,512
                                                              -----------------------------
                                                                     507,512        505,200
  Less - accumulated depreciation and amortization                  (265,947)      (258,772)
                                                              -----------------------------
  Net plant and equipment                                            241,565        246,428
                                                              -----------------------------

Other assets                                                          12,624         11,905
                                                              -----------------------------
                                                                    $374,992       $363,938
                                                              =============================


                          CAROLINA FREIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                                   (UNAUDITED)     (AUDITED)

                                                                    March 26,    December 31,
                                                                      1994           1993
                                                              ------------------------------
Liabilities and Stockholders' Equity
- --------------------------------------------
Current liabilities:
  Accounts payable                                                  $ 34,000       $ 33,266
  Accrued wages, salaries and vacation pay                            38,200         34,191
  Claims and insurance accruals                                       43,078         33,084
  Income taxes
    Current                                                           (1,042)           522
    Deferred                                                               0           -
  Other payables and accrued expenses                                 12,729         11,496
  Current maturities of long-term debt                                 2,830          5,494
                                                              -----------------------------
    Total current liabilities                                        129,795        118,053
                                                              -----------------------------

Long-term debt:
  6 1/4% Convertible Subordinated Debentures, due 2011                49,994         49,994
  Other long-term debt                                                30,370         21,182
                                                              -----------------------------
    Total long-term debt                                              80,364         71,176
                                                              -----------------------------

Reserves and Deferred Credits:
  Income taxes                                                        14,149         15,168
  Other deferred liabilities                                           8,126          8,211
  Insurance claims                                                    25,085         29,718
                                                              -----------------------------
    Total reserves and deferred credits                               47,360         53,097
                                                              -----------------------------

Stockholders' equity:
  Preferred stock, $100 par value, 4% cumulative, authorized
    25,000 shares, outstanding 22,112 shares                           2,211          2,211
  Common stock, $.50 par value, authorized 20,000,000
    shares, outstanding 6,561,672 in 1994 and 1993                     3,281          3,281
  Paid-in capital                                                     44,349         44,349
  Retained earnings                                                   67,632         71,771
                                                              -----------------------------
    Total stockholders' equity                                       117,473        121,612
                                                              -----------------------------
                                                                    $374,992       $363,938
                                                              =============================


                          CAROLINA FREIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Twelve Ended March 26, 1994 and March 27, 1993
                                  (UNAUDITED)

                                                                      (Dollars in Thousands)
                                                                        Twelve Weeks Ended
 --------------------------------------------------------------------------------------------
                                                                      March 26,     March 27,
                                                                        1994          1993
 --------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           ($4,140)         ($390)
   Noncash items included in income:
     Depreciation and amortization                                      8,109          8,348
     Deferred income taxes                                             (1,019)        (1,004)
   Increase in customer and interline receivables                      (7,850)        (7,753)
   Increase (Decrease) in accounts payable                                734         (1,598)
   Increase (Decrease) in claims payable and insurance accruals         5,361            (18)
   Net increase (decrease) in other working capital items              (3,273)         3,162
   Other, net                                                            (888)          (706)
 -------------------------------------------------------------------------------------------
        Net cash provided by (used for) operating activities           (2,966)            41
 -------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of plant and equipment:
     Revenue and service equipment                                     (2,332)        (3,612)
     Land and structures                                                 (624)          (275)
     Other equipment and leasehold improvements                          (778)          (701)
   Proceeds from disposal of plant and equipment                          681          2,348
 -------------------------------------------------------------------------------------------
        Net cash used for investing activities                         (3,053)        (2,240)
 -------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                 8              8
   Repayment of long-term debt                                         (3,485)          (573)
   Net proceeds from revolving credit agreements                       10,000          4,500
   Common stock issued                                                      -              -
   Dividends on common and preferred stock                                (22)          (350)
 -------------------------------------------------------------------------------------------
        Net cash provided by financing activities                       6,501          3,585
 -------------------------------------------------------------------------------------------

 NET INCREASE IN CASH AND TEMPORARY INVESTMENTS                           482          1,386

 CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF YEAR                   16,671         17,696
                                                                ----------------------------
 CASH AND TEMPORARY INVESTMENTS AT END OF QUARTER                     $17,153        $19,082
                                                                ============================


                         CAROLINA FREIGHT CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying consolidated condensed financial statements contain all adjustments and eliminations which, in the opinion of management, are necessary to present fairly the results of operations for the twelve weeks ended March 26, 1994 and March 27, 1993, the financial position as of March 26, 1994 and December 31, 1993, and the cash flows for the twelve weeks ended March 26, 1994 and March 27, 1993.

     During the first quarter of 1994, the Securities and Exchange Commission issued a new directive to publicly held corporations regarding the discount rates used on reserves reported in the liabilities section of their balance sheets. This directive requires that the discount rates used to reduce these obligations to their present value be stated at a "risk free" rate. The effect of this change is to reduce the discount rates used in computing the reserves on the consolidated balance sheet of Carolina Freight Corporation from 7% to risk free rates. The effect of this change is shown as a change in accounting principle of $1,222,000, or $.19 per share on the consolidated statement of earnings.

                    PART I:  ITEM 2.  FINANCIAL INFORMATION

                         CAROLINA FREIGHT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Revenue for the twelve weeks ended March 26, 1994 increased 2.8% to $192,630,000 compared with revenue of $187,331,000 in the first quarter of 1993. Due primarily to a number of major snow and ice storms that struck the eastern part of the United States during the first quarter and the earthquake in California in January, the Company sustained a net loss before the cumulative effect of a change in accounting principle of $2,918,000, or $.44 per share for the quarter compared to a net loss of $390,000, or $.06 per share for the first quarter of 1993. Including the effect of the accounting change described below, the net loss in the first quarter was $4,140,000, or $.63 per share. The Company's fiscal year consists of three twelve-week quarters and a final sixteen-week quarter.

         Although it is difficult to quantify the full impact of these storms on operations, the Company calculated the reduced shipment volume, lower productivity, and increased direct cost related to the storms. Based on this data, it was estimated that pre-tax earnings were reduced by approximately $3.5 million for the first quarter of 1994.

         During the first quarter of 1994, the Securities and Exchange Commission issued a new directive to publicly held corporations regarding the discount rates used on reserves reported in the liabilities section of their balance sheets. This directive requires that the discount rates used to reduce these obligations to their present value be stated at a "risk free" rate. The effect of this change is to reduce the discount rates used in computing the reserves on the consolidated balance sheet of Carolina Freight Corporation from 7% to risk free rates. The effect of this change is shown as a change in accounting principle of $1,222,000, or $.19 per share on the consolidated statement of earnings.

         A general rate increase of approximately 4.7% effective January 3, 1994 improved prices at our less-than-truckload (LTL) subsidiaries. At the end of the first quarter price levels at Carolina Carriers and G.I. Trucking Company were 1.4% higher than those in the first quarter of 1993.

         The labor contract with the International Brotherhood of Teamsters
(IBT), which covers employees at Carolina Freight Carriers Corporation, expired on March 31, 1994. Trucking

Management, Inc. (TMI), the negotiating body for the largest unionized LTL carriers, was unable to reach a negotiated settlement with the Teamsters Union by the extended deadline of April 6, 1994. On that date the union called for a nationwide strike of 22 members of TMI. Carolina Freight Carriers was excluded from the strike action as a result of its signing an interim agreement on April 5th stating that it would abide by the provisions of the National Master Freight Agreement that is ultimately entered into between TMI and the IBT. As a result of this agreement, Carolina Freight Carriers continues to operate.

         During the first quarter of 1994, several actions were implemented that are designed to improve operating results.

         - A new terminal load plan began at Carolina Freight Carriers that will significantly reduce freight handling cost.
         - A new computerized dock/yard tracking system was initiated at Carolina Freight Carriers that will substantially improve the efficiency and real time tracking capability for the breakbulk system.
         - Carolina Freight Carriers' operations management was decentralized with the abolishment of a divisional officer alignment in favor of regional vice presidents who are now stationed in strategic geographic areas.
         - G.I. Trucking restructured its intermodal linkage on transcontinental traffic, allowing the use of ocean containers and a double stack rail configuration, which will reduce rail cost and the need to use company equipment.

         During the second quarter of 1994, Carolina Freight Carriers will implement the conversion of its linehaul tractor fleet from a 7-year trade cycle to a 4-year trade cycle utilizing an operating lease which will allow the Company to reduce maintenance cost and improve fuel efficiency.

         The Company has placed the international operations under the masthead of one entity - CaroTrans International, Inc. Previously, the Company's international operations were conducted through Carolina Freight Carriers and Innovative Logistics, both of which have operated as non-vessel operating common carriers (NVOs). As a neutral NVO, CaroTrans will be positioned to offer a broad range of services with greater flexibility.

         The actions taken are positive moves that management believes are necessary to begin the improvement process within the core business - LTL freight transportation. At the same time, management is encouraging the other business segments to pursue a course of vigorous growth. Management believes these are the keys to returning the Company to a profitable position.

     The total number of service centers for the consolidated group at the end of the quarter was 228.

Liquidity and Capital Resources

        Net working capital at March 26, 1994 was a negative $9.0 million and at December 31, 1993 was a negative $12.4 million. Cash and cash equivalents were $17.2 million at March 26, 1994 and $16.7 million at December 31, 1993.

        In December 1993 the Corporation entered into an agreement to sell, on a revolving basis, a $60 million ownership interest in a designated pool of its customer receivables. The pool of receivables eligible for sale is held by a trust in which the Corporation retains the residual ownership interest. The agreement for this revolving sale of receivables expires in December 2000.

        On March 17, 1994, the Carolina Freight Carriers Corporation (CFCC) and Red Arrow Freight Lines entered into a new $45,000,000 revolving credit and letter of credit agreement with a group of banks. Under this agreement, which currently provides approximately $18,000,000 of revolving line of credit availability, $27,000,000 of letters of credit and expires June 30, 1996, substantially all of their revenue and service equipment, $45.8 million of their land and structures and the Corporation's customer receivables held by trust, are pledged as collateral. This agreement and existing agreements contain restrictions regarding the maintenance of specified debt, tangible net worth, and cash flow ratios. CFCC paid off $2,370,000 of existing term debt and $456,000 of certain other debt with amounts borrowed under this agreement. The interest rate for borrowings under this agreement will be, at the Corporation's option, the lead bank's base rate or another variable rate which fluctuates (in part) based on changes in certain financial ratios of the Corporation. This agreement states that the occurrence of a material adverse change in the Corporation's financial condition, as determined by the participating banks, is an event of default. If an event of default occurs, then the lenders may declare the outstanding borrowings under the agreement, certain other debt, and all interest thereon to be due and payable. The revolving credit indebtedness under the agreement at March 26, 1994 was $10.0 million. No revolving credit was outstanding at December 31, 1993.

        Capital expenditures (net of proceeds from disposal of operating property) through the first quarter of 1994 were $3.1 million compared with $2.2 million in the prior year period. Planned 1994 capital expenditures are approximately $17.0 million. It is anticipated that approximately $9.6 million will be expended on revenue and service equipment, $2.7 million on terminal construction and renovation, and $4.7 million for office, computer, and terminal equipment.

     Capital expenditures (net of proceeds from disposal of operating property) during 1993 were $15.8 million. Of this amount, $17.3 million was expended for revenue and service equipment, $4.7 million for acquisition, construction, and renovation of land and buildings and $7.3 million for office, shop, and terminal equipment. Capital expenditures were financed through internally generated funds and borrowings under the terms of the revolving credit agreement.

     Management anticipates that 1994 capital expenditures and other working capital requirements will be financed through internally generated funds and borrowings under the revolving credit agreement. Management does not anticipate that the maximum borrowing level under the revolving credit agreement will be exceeded in 1994.

     The long-term debt-to-equity ratio of the Corporation at March 26, 1994 was 68.4% compared with 58.5% at December 31, 1993.

     The Board of Directors suspended payment of the dividend on common stock of the Company on January 10, 1994.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings         None

There are not now pending any material legal proceedings, other than ordinary routine litigation incident to its business, to which the Company or its subsidiaries are a party or to which any of their property is subject. During the first quarter of 1994, no material litigation or governmental proceeding was instituted or pending against the Company or its subsidiaries arising from any alleged violation of any emission control standards or other environmental regulations.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10(k) Secured Revolving Credit and Letter of Credit Agreement dated March 15, 1994.

(b) Registrant did not file, nor was it required to file, with the Commission in respect of any period in the quarter ended March 26, 1994, a report on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CAROLINA FREIGHT CORPORATION
                                             (Registrant)



DATE   May 5, 1994                BY  /s/ Lary R. Scott
                                  -------------------------------------
                                      Lary R. Scott
                                      Chief Executive Officer



DATE   May 5, 1994                BY  /s/ Shawn W. Poole
                                  ------------------------------------
                                      Shawn W. Poole
                                      Treasurer