Form 10-Q
period 1994-06-18
CAROLINA FREIGHT CORP
filed 1994-08-02
CIK 706166

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   June 18, 1994            Commission File Number   1-8441
                  -----------------                                 ----------

                          CAROLINA FREIGHT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  North Carolina                          56-1349996
        -------------------------------               -------------------
        (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization)               Identification No.)


      Highway 150 East, Cherryville, N. C.                    28021
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)


Registrant`s telephone number, including area code        (704) 435-6811
                                                        ------------------

                                  No Changes
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    x    No
                                     -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


  Common Stock, $.50 par value                             6,561,672
- --------------------------------               ---------------------------------
               Class                             Outstanding at June 18, 1994

                          CAROLINA FREIGHT CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information:

          Item 1:  Financial Statements

                   Consolidated Condensed Statements of Earnings--
                    Twelve Weeks and Twenty-four Weeks Ended
                    June 18, 1994 and June 19, 1993                          2

                   Consolidated Balance Sheets--
                    June 18, 1994 and December 31, 1993                     3-4

                   Consolidated Statements of Cash Flows--
                    Twenty-four Weeks Ended June 18, 1994
                    and June 19, 1993                                        5

                   Notes to Consolidated Condensed Financial
                    Statements                                               6

          Item 2:  Management's Discussion and Analysis                     7-10

Part II.  Other Information                                                  11

                     PART 1:  ITEM 1. FINANCIAL INFORMATION

                          CAROLINA FREIGHT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
       Twelve and Twenty-four Weeks Ended June 18, 1994 and June 19, 1993
                                  (UNAUDITED)

                                               (Dollars in thousands except per share amounts)

                                                               Twelve Weeks Ended         Twenty-four Weeks Ended
                                                            -----------------------------------------------------
                                                               June 18,    June 19,         June 18,    June 19,
                                                                 1994        1993             1994        1993
                                                            -----------------------------------------------------
Operating revenue                                              $263,203    $196,773         $455,833    $384,104
                                                            -----------------------------------------------------
Operating expenses:
  Employee compensation                                         148,916     125,780          271,607     244,963
  Purchased transportation                                       39,428      23,357           62,068      43,787
  Fuel and fuel taxes                                            11,728      10,122           22,399      19,879
  Tires, repair parts and other operating supplies               10,945       9,033           20,576      17,707
  Depreciation and amortization                                   8,080       7,801           16,189      16,149
  Insurance premiums and claims                                   7,351       5,157           12,957      10,968
  Communications and utilities                                    2,906       2,484            5,647       5,120
  Operating taxes and licenses                                    2,877       2,836            5,638       5,544
  Equipment and building rents                                    1,303       1,187            2,535       2,327
  Gain on disposition of operating assets                           (97)       (432)            (148)       (451)
  General supplies and expenses                                  10,792       8,045           19,313      15,351
                                                            -----------------------------------------------------
    Total operating expenses                                    244,229     195,370          438,781     381,344
                                                            -----------------------------------------------------
Earnings from operations                                         18,974       1,403           17,052       2,760
Interest and other expense, net                                   2,933       2,274            5,336       4,287
                                                            -----------------------------------------------------
Earnings (Loss) before income taxes                              16,041        (871)          11,716      (1,527)
Income tax provision (benefit)                                    6,401        (323)           4,994        (589)
                                                            -----------------------------------------------------
Net earnings (loss) before cumulative effect of change in
  accounting principle                                            9,640        (548)           6,722        (938)
Cumulative effect of change in accounting principle                 -           -             (1,222)        -
                                                            -----------------------------------------------------
Net earnings (loss)                                              $9,640       ($548)          $5,500       ($938)
                                                            =====================================================
Earnings (Loss) per share before cumulative
  effect of change in accounting principle
   Primary                                                        $1.46      ($0.09)           $1.02      ($0.15)
   Fully Diluted                                                   1.32       (0.09)            0.99       (0.15)
Cumulative effect of change in
  accounting principle
   Primary                                                          -           -             ($0.19)          -
   Fully Diluted                                                    -           -              (0.16)          -
Earnings (Loss) per share
   Primary                                                        $1.46      ($0.09)           $0.83      ($0.15)
   Fully Diluted                                                   1.32       (0.09)            0.83       (0.15)
Average common stock and common stock
  equivalent shares outstanding
   Primary                                                    6,561,672   6,561,672        6,561,702   6,561,672
   Fully Diluted                                              7,614,177   6,561,672        7,614,177   6,561,672

Cash dividends per common share                                   $0.00       $0.05            $0.00       $0.10

                          CAROLINA FREIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                                     (UNAUDITED)     (AUDITED)

                                                                      June 18,     December 31,
                                                                        1994           1993
                                                                   ------------------------------
Assets
- ------

Current assets:
  Cash                                                               $  10,866      $   6,502
  Temporary investments (at cost, which
    approximates market)                                                18,171         10,169
  Customer and interline receivables, net                               11,039         10,091
  Customer receivables held by trust, net                               64,835         35,787
  Other receivables, net                                                 8,221          6,985
  Reinsurance balances receivable                                       12,469         13,815
  Prepayments -
    Tires on equipment in use                                           13,396         13,632
    Other                                                               10,370          5,755
  Inventories of operating supplies                                      2,977          2,869
                                                                ------------------------------
      Total current assets                                             152,344        105,605
                                                                ------------------------------
Plant and equipment, at cost:
  Revenue and service equipment                                        270,250        267,112
  Land and structures                                                  180,913        179,220
  Other equipment                                                       59,417         57,356
  Leasehold improvements                                                 1,520          1,512
                                                                ------------------------------
                                                                       512,100        505,200
  Less - accumulated depreciation and amortization                    (272,402)      (258,772)
                                                                ------------------------------
  Net plant and equipment                                              239,698        246,428
                                                                ------------------------------
Other assets                                                            13,078         11,905
                                                                ------------------------------
                                                                     $ 405,120      $ 363,938
                                                                ==============================

                          CAROLINA FREIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                                     (UNAUDITED)     (AUDITED)

                                                                      June 18,     December 31,
                                                                        1994           1993
                                                                   ------------------------------
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Accounts payable                                                    $ 51,818       $ 33,266
  Accrued wages, salaries and vacation pay                              42,009         34,191
  Claims and insurance accruals                                         44,932         33,084
  Income taxes
    Current                                                             10,222            522
    Deferred                                                                 0           -
  Other payables and accrued expenses                                   13,320         11,496
  Current maturities of long-term debt                                   2,830          5,494
                                                                ------------------------------
    Total current liabilities                                          165,131        118,053
                                                                ------------------------------
Long-term debt:
  6 1/4% Convertible Subordinated Debentures, due 2011                  49,994         49,994
  Other long-term debt                                                  19,750         21,182
                                                                ------------------------------
    Total long-term debt                                                69,744         71,176
                                                                ------------------------------
Reserves and Deferred Credits:
  Income taxes                                                           9,249         15,168
  Other deferred liabilities                                             8,502          8,211
  Insurance claims                                                      25,359         29,718
                                                                ------------------------------
    Total reserves and deferred credits                                 43,110         53,097
                                                                ------------------------------
Stockholders' equity:
  Preferred stock, $100 par value, 4% cumulative, authorized
    25,000 shares, outstanding 22,112 shares                             2,211          2,211
  Common stock, $.50 par value, authorized 20,000,000
    shares, outstanding 6,561,672 in 1994 and 1993                       3,281          3,281
  Paid-in capital                                                       44,349         44,349
  Retained earnings                                                     77,294         71,771
                                                                ------------------------------
    Total stockholders' equity                                         127,135        121,612
                                                                ------------------------------
                                                                      $405,120       $363,938
                                                                ==============================

                          CAROLINA FREIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Twenty-four Weeks Ended June 18, 1994 and June 19, 1993
                                  (UNAUDITED)

                                                                      (Dollars in Thousands)
                                                                      Twenty-four Weeks Ended
 --------------------------------------------------------------------------------------------
                                                                      June 18,       June 19,
                                                                        1994           1993
 --------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                               $  5,500          ($938)
   Noncash items included in income:
     Depreciation and amortization                                     16,189         16,149
     Deferred income taxes                                             (5,919)        (1,292)
   Increase in customer and interline receivables                     (29,996)       (13,201)
   Increase (Decrease) in accounts payable                             18,552           (483)
   Increase (Decrease) in claims payable and insurance accruals         7,489             72
   Net increase (decrease) in other working capital items              14,965          1,799
   Other, net                                                          (4,068)          (980)
 --------------------------------------------------------------------------------------------
        Net cash provided by (used for) operating activities           22,712          1,126
 --------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of plant and equipment:
     Revenue and service equipment                                     (5,259)       (11,257)
     Land and structures                                               (1,072)        (2,513)
     Other equipment and leasehold improvements                        (1,343)        (1,622)
   Proceeds from disposal of plant and equipment                        1,469          5,818
 --------------------------------------------------------------------------------------------
        Net cash used for investing activities                         (6,205)        (9,574)
 --------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                15             65
   Repayment of long-term debt                                         (4,112)        (2,512)
   Net proceeds from revolving credit agreements                            -         10,500
   Common stock issued                                                      -              -
   Dividends on common and preferred stock                                (44)          (700)
 --------------------------------------------------------------------------------------------
        Net cash provided by financing activities                      (4,141)         7,353
 --------------------------------------------------------------------------------------------

 NET INCREASE IN CASH AND TEMPORARY INVESTMENTS                        12,366         (1,095)

 CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF YEAR                   16,671         17,696
                                                                -----------------------------
 CASH AND TEMPORARY INVESTMENTS AT END OF QUARTER                    $ 29,037       $ 16,601
                                                                =============================

                          CAROLINA FREIGHT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying consolidated condensed financial statements contain all adjustments and eliminations which, in the opinion of management, are necessary to present fairly the results of operations for the twelve weeks and twenty-four weeks ended June 18, 1994 and June 19, 1993, the financial position as of June 18, 1994 and December 31, 1993, and the cash flows for the twenty-four weeks ended June 18, 1994 and June 19, 1993.

     During the first quarter of 1994, the Securities and Exchange Commission issued a new directive to publicly held corporations regarding the discount rates used on reserves reported in the liabilities section of their balance sheets. This directive requires that the discount rates used to reduce these obligations to their present value be stated at a "risk free" rate. The effect of this change is to reduce the discount rates used in computing the reserves on the consolidated balance sheet of Carolina Freight Corporation from 7% to risk free rates. The effect of this change is shown as a change in accounting principle of $1,222,000 on the consolidated statement of earnings.

                    PART I:  ITEM 2.  FINANCIAL INFORMATION

                          CAROLINA FREIGHT CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Revenue for the second quarter ended June 18, 1994 increased 33.8% to $263,203,000 compared with revenue of $196,773,000 in the second quarter of 1993. Net earnings were $9,640,000, or $1.46 per share, compared with a net loss of $548,000, or $.09 per share, during the same period in 1993.

     Revenue for the twenty-four weeks ended June 18, 1994 was $455,833,000, an increase of 18.7% over the comparable period of 1993. Net earnings were $5,500,000 compared with a net loss of $938,000 in the first half of 1993. The Company's fiscal year consists of three 12-week quarters and a final 16-week quarter.

     The results of the second quarter were enhanced by the strike called by the International Brotherhood of Teamsters (IBT) against members of Trucking Management, Inc. (TMI) whose membership includes the four largest competitors of Carolina Freight Carriers Corporation (CFCC). The strike began April 6 and ended April 28, 1994. CFCC, the Company's largest less-than-truckload (LTL) operation and also a member of TMI, was excluded from the strike action when it signed an interim agreement to abide by the final contract between TMI and the IBT. As a result of that agreement, CFCC continued to operate during the strike. CFCC experienced substantial increases in shipment and tonnage volumes during the strike period over levels of the prior year. In addition, G.I. Trucking Company, the west coast LTL carrier of the Company, experienced similar levels of volume growth. The preponderance of volume increases came from existing customers of each company.

     The estimated impact of the strike-related volume gains on consolidated net earnings is approximately $8,504,000, or $1.30 per share. More recently, business in the LTL subsidiaries has returned to levels that are slightly below those of the prior year.

     The results for the Company's other operating subsidiaries - Cardinal Freight Carriers, CaroTrans International, and The Complete Logistics Company - continued to progress at a strong pace equal to or above the Company's projections. Their results for the second quarter were largely unaffected by the Teamsters' strike.

     At the end of the second quarter, the Company's total long-term debt was $69,744,000 compared to $71,176,000 at the end of 1993. The debt reduction occurred as a result of improved cash flow during the second quarter of this year. It is important to note that the remaining debt for the Corporation consists primarily of obligations with a fixed term ranging from three years to seventeen years with interest rates ranging from 3.5% to 6.25%. This debt reduction, coupled with the Company's new revolving credit facility entered into on March 17, 1994, provides a stable financial foundation from which the various operating companies can grow.

     CFCC continues to pursue programs announced in the first quarter to improve operating results. These actions consist of:

     o A new terminal load plan.
     o A computerized dock/yard tracking system.
     o Decentralization of operations management.
     o The conversion of its linehaul tractor fleet from a 7-year trade cycle to a 4-year trade cycle.

These actions will be the focus of CFCC's management for the remainder of the year.

     At the May 4, 1994 Board of Directors' meeting, Lary R. Scott, Chief Executive Officer of Carolina Freight Corporation, was elected to the additional position of Chairman of the Board. He succeeds Kenneth G. Younger, Jr., who will continue to serve as a member of the Board of Directors.

     The management team continues to implement the actions they believe are necessary to continue the improvement within the core business - LTL freight transportation. At the same time, management is eager to provide opportunities for substantial and profitable growth in the other operating subsidiaries.

     The total number of service centers for the consolidated group at the end of the quarter was 226.


Liquidity and Capital Resources

     Net working capital at June 18, 1994 was a negative $12.8 million and at December 31, 1993 was a negative $12.4 million. Cash and cash equivalents were $29 million at June 18, 1994 and $16.7 million at December 31, 1993.

     In December 1993 the Corporation entered into an agreement to sell, on a revolving basis, a $60 million ownership interest in a designated pool of its customer receivables. The pool of receivables eligible for sale is held by a trust in which the Corporation retains the residual ownership interest. The agreement for this revolving sale of receivables expires in December 2000.

     On March 17, 1994, the Carolina Freight Carriers Corporation (CFCC) and Red Arrow Freight Lines entered into a new $45 million revolving credit and letter of credit agreement with a group of banks. Under this agreement, which currently provides approximately $18 million of revolving line of credit availability, $27 million of letters of credit and expires June 30, 1996, substantially all revenue and service equipment, $45.8 million of land and structures and the Corporation's customer receivables held by trust, are pledged as collateral. This agreement and existing agreements contain restrictions regarding the maintenance of specified debt, tangible net worth, and cash flow ratios. The interest rate for borrowings under this agreement will be, at the Corporation's option, the lead bank's base rate or another variable rate which fluctuates (in part) based on changes in certain financial ratios of the Corporation. This agreement states that the occurrence of a material adverse change in the Corporation's financial condition, as determined by the participating banks, is an event of default. If an event of default occurs, then the lenders may declare the outstanding borrowings under the agreement, certain other debt, and all interest thereon to be due and payable. No revolving credit was outstanding at June 18, 1994 and at December 31, 1993.

     Capital expenditures (net of proceeds from disposal of operating property) through the second quarter of 1994 were $6.2 million compared with $9.6 million in the prior year period. Planned 1994 capital expenditures are approximately $17.0 million. It is anticipated that approximately $9.6 million will be expended on revenue and service equipment, $2.7 million on terminal construction and renovation, and $4.7 million for office, computer, and terminal equipment.

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

     The long-term debt-to-equity ratio of the Corporation at June 18, 1994 was 54.9% compared with 58.5% at December 31, 1993.

     The Board of Directors suspended payment of the dividend on common stock of the Company on January 10, 1994.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings         None

There are not now pending any material legal proceedings, other than ordinary routine litigation incident to its business, to which the Company or its subsidiaries are a party or to which any of their property is subject. During the second quarter of 1994, no material litigation or governmental proceeding was instituted or pending against the Company or its subsidiaries arising from any alleged violation of any emission control standards or other environmental regulations.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Registrant did not file, nor was it required to file, with the Commission in respect of any period in the quarter ended June 18, 1994, a report on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAROLINA FREIGHT CORPORATION
                                          (Registrant)



DATE   July 27, 1994          BY  /s/ Lary R. Scott
- ---------------------------   -------------------------------------
                                  Lary R. Scott
                                  Chairman and CEO




DATE   July 27, 1994          BY  /s/ Shawn W. Poole
- ---------------------------   ------------------------------------
                                  Shawn W. Poole
                                  Vice President and CFO