Form 10-Q
period 1994-09-10
CAROLINA FREIGHT CORP
filed 1994-10-25
CIK 706166

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR
                           15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



For Quarter Ended   September 10, 1994          Commission File Number 1-8441
                  ----------------------                              --------


                          CAROLINA FREIGHT CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   North Carolina                           56-1349996
         -------------------------------                -------------------
           (State or other jurisdiction                  (I.R.S. Employer
          incorporation or organization)                Identification No.)


        Highway 150 East, Cherryville, N. C.                   28021
      --------------------------------------                ----------
     (Address of principal executive offices)               (Zip Code)


Registrant`s telephone number, including area code        (704) 435-6811


                                  No Changes
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  x    No
                                   ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


       Common Stock, $.50 par value                    6,561,672
     --------------------------------        ---------------------------------
                  Class                      Outstanding at September 10, 1994

                          CAROLINA FREIGHT CORPORATION

                                     INDEX

                                                                     Page No.
                                                                     --------
Part I.   Financial Information:

          Item 1:  Financial Statements

                   Consolidated Condensed Statements of Earnings--
                    Twelve Weeks and Thirty-six Weeks Ended
                    Sept. 10, 1994 and Sept. 11, 1993                      2

                   Consolidated Balance Sheets--
                    Sept. 10, 1994 and December 31, 1993                 3-4

                   Consolidated Statements of Cash Flows--
                    Thirty-six Weeks Ended Sept. 10, 1994
                    and Sept. 11, 1993                                     5

                   Notes to Consolidated Condensed Financial
                    Statements                                             6

          Item 2:  Management's Discussion and Analysis                  7-9

Part II.  Other Information                                               10

                     PART 1:  ITEM 1. FINANCIAL INFORMATION

                          CAROLINA FREIGHT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
  Twelve and Thirty-six Weeks Ended September 10, 1994 and September 11, 1993
                                  (UNAUDITED)

                (Dollars in thousands except per share amounts)

                                                         Twelve Weeks Ended        Thirty-six Weeks Ended
                                                      -----------------------------------------------------
                                                        Sept. 10,   Sept. 11,        Sept. 10,   Sept. 11,
                                                           1994        1993             1994        1993
                                                      -----------------------------------------------------
Operating revenue                                      $  203,340  $  198,557       $  659,173  $  582,661
                                                      -----------------------------------------------------
Operating expenses:
  Employee compensation                                   125,979     127,367          397,586     372,330
  Purchased transportation                                 23,699      23,899           85,767      67,686
  Fuel and fuel taxes                                      10,136       9,464           32,535      29,343
  Tires, repair parts and other operating supplies         10,076       9,263           30,652      26,970
  Depreciation and amortization                             7,966       7,943           24,155      24,092
  Insurance premiums and claims                             5,174       5,725           18,131      16,693
  Communications and utilities                              2,731       2,603            8,378       7,723
  Operating taxes and licenses                              3,001       2,973            8,639       8,517
  Equipment and building rents                              1,313       1,169            3,848       3,496
  Gain on disposition of operating assets                    (109)       (525)            (257)       (976)
  General supplies and expenses                             8,829       7,517           28,142      22,868
                                                      -----------------------------------------------------
    Total operating expenses                              198,795     197,398          637,576     578,742
                                                      -----------------------------------------------------
Earnings from operations                                    4,545       1,159           21,597       3,919
Interest and other expense, net                             2,434       2,309            7,770       6,596
                                                      -----------------------------------------------------
Earnings (Loss) before income taxes                         2,111      (1,150)          13,827      (2,677)
Income tax provision (benefit)                              1,101         433            6,095        (156)
                                                      -----------------------------------------------------
Net earnings (loss) before cumulative effect
  of change in accounting principle
                                                            1,010      (1,583)           7,732      (2,521)
Cumulative effect of change in accounting principle           -           -             (1,222)        -
                                                      -----------------------------------------------------
Net earnings (loss)                                    $    1,010  $   (1,583)      $    6,510  $   (2,521)
                                                      =====================================================

Earnings (Loss) per share before cumulative
  effect of change in accounting principle
   Primary                                             $     0.15  $    (0.24)      $     1.17  $    (0.39)
   Fully Diluted                                             0.15       (0.24)            1.17       (0.39)
Cumulative effect of change in
  accounting principle
   Primary                                                    -           -         $    (0.19)          -
   Fully Diluted                                              -           -                              -
Earnings (Loss) per share
   Primary                                             $     0.15  $    (0.24)      $     0.98  $    (0.39)
   Fully Diluted                                             0.15       (0.24)            0.98       (0.39)
Average common stock and common stock
  equivalent shares outstanding
   Primary                                              6,161,672   6,561,672        6,561,806   6,561,702
   Fully Diluted                                        6,161,672   6,561,672        6,561,806   6,561,702





Cash dividends per common share                        $     0.00  $     0.05       $     0.00  $     0.15

                          CAROLINA FREIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                             (UNAUDITED)     (AUDITED)

                                                            September 10,  December 31,
                                                                1994           1993
                                                           ------------------------------
Assets
- ------
Current assets:
  Cash                                                    $  14,625           $    6,502
  Temporary investments (at cost, which
    approximates market)                                     17,456               10,169
  Customer and interline receivables, net                    12,089               10,091
  Customer receivables held by trust, net                    52,210               35,787
  Other receivables, net                                      9,877                6,985
  Reinsurance balances receivable                            12,148               13,815
  Prepayments -
    Tires on equipment in use                                13,007               13,632
    Other                                                    10,490                5,755
  Inventories of operating supplies                           2,778                2,869
                                                          -------------------------------
      Total current assets                                  144,680              105,605
                                                          -------------------------------

Plant and equipment, at cost:
  Revenue and service equipment                             266,204              267,112
  Land and structures                                       181,135              179,220
  Other equipment                                            61,362               57,356
  Leasehold improvements                                      1,774                1,512
                                                          -------------------------------
                                                            510,475              505,200
  Less - accumulated depreciation and amortization         (275,131)            (258,772)
                                                          -------------------------------
  Net plant and equipment                                   235,344              246,428
                                                          -------------------------------

Other assets                                                 13,335               11,905
                                                          -------------------------------
                                                          $ 393,359           $  363,938
                                                          ===============================

                          CAROLINA FREIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                            (UNAUDITED)     (AUDITED)

                                                            September 10,  December 31,
                                                                1994           1993
                                                           ------------------------------
Liabilities and Stockholders' Equity
- -----------------------------------------

Current liabilities:
  Accounts payable                                         $ 41,059             $ 33,266
  Accrued wages, salaries and vacation pay                   38,444               34,191
  Claims and insurance accruals                              43,679               33,084
  Income taxes
    Current                                                  12,180                  522
    Deferred                                                      0                 -
  Other payables and accrued expenses                        15,219               11,496
  Current maturities of long-term debt                        3,177                5,494
                                                           ------------------------------
    Total current liabilities                               153,758              118,053
                                                           ------------------------------

Long-term debt:
  6 1/4% Convertible Subordinated Debentures, due 2011       49,994               49,994
  Other long-term debt                                       19,218               21,182
                                                           ------------------------------
    Total long-term debt                                     69,212               71,176
                                                           ------------------------------

Reserves and Deferred Credits:
  Income taxes                                                8,119               15,168
  Other deferred liabilities                                  8,877                8,211
  Insurance claims                                           25,270               29,718
                                                           ------------------------------
    Total reserves and deferred credits                      42,266               53,097
                                                           ------------------------------

Stockholders' equity:
  Preferred stock, $100 par value, 4% cumulative,
    authorized 25,000 shares, outstanding 22,112 shares       2,211                2,211
  Common stock, $.50 par value, authorized 20,000,000
    shares, outstanding 6,561,672 in 1994 and 1993            3,281                3,281
  Paid-in capital                                            44,349               44,349
  Retained earnings                                          78,282               71,771
                                                           ------------------------------
    Total stockholders' equity                              128,123              121,612
                                                           ------------------------------
                                                           $393,359             $363,938
                                                           ==============================

                          CAROLINA FREIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Thirty-six Weeks Ended September 10, 1994 and September 11, 1993
                                  (UNAUDITED)

                                                                 (Dollars in Thousands)
                                                                Thirty-six Weeks Ended
                                                             ------------------------------
                                                                  Sept. 10,      Sept. 11,
                                                                    1994           1993
                                                             ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                        $    6,510         $   (2,521)
  Noncash items included in income:
    Depreciation and amortization                                24,155             24,092
    Deferred income taxes                                        (7,049)              (636)
  Increase in customer and interline receivables                (18,421)           (20,990)
  Increase (Decrease) in accounts payable                         7,793              7,450
  Increase (Decrease) in claims payable and insurance
    accrual                                                       6,147              1,079
  Net increase (decrease) in other working capital items         14,390              1,342
  Other, net                                                       (955)            (2,047)
                                                             ------------------------------
       Net cash provided by (used for) operating activities      32,570              7,769
                                                             ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of plant and equipment:
    Revenue and service equipment                                (9,751)           (17,172)
    Land and structures                                          (1,957)            (3,642)
    Other equipment and leasehold improvements                   (4,373)            (5,740)
  Proceeds from disposal of plant and equipment                   3,268              7,659
                                                             ------------------------------
       Net cash used for investing activities                   (12,813)           (18,895)
                                                             ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                          457                159
  Repayment of long-term debt                                    (4,738)            (3,649)
  Net proceeds from revolving credit agreements                       -             14,000
  Common stock issued                                                 -                  -
  Dividends on common and preferred stock                           (66)            (1,051)
                                                             ------------------------------
       Net cash provided by financing activities                 (4,347)             9,459
                                                             ------------------------------

NET INCREASE IN CASH AND TEMPORARY INVESTMENTS                   15,410             (1,667)

CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF YEAR              16,671             17,696
                                                             ------------------------------
CASH AND TEMPORARY INVESTMENTS AT END OF QUARTER             $   32,081          $  16,029
                                                             ==============================

                          CAROLINA FREIGHT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying consolidated condensed financial statements contain all adjustments and eliminations which, in the opinion of management, are necessary to present fairly the results of operations for the twelve weeks and thirty-six weeks ended September 10, 1994 and September 11, 1993, the financial position as of September 10, 1994 and December 31, 1993, and the cash flows for the thirty-six weeks ended September 10, 1994 and September 11, 1993.

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

                    PART I:  ITEM 2.  FINANCIAL INFORMATION

                          CAROLINA FREIGHT CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Revenue for the third quarter ended September 10, 1994 increased 2.4% to $203,340,000 compared with revenue of $198,557,000 in the third quarter of 1993. Net earnings were $1,010,000, or $.15 per share, compared with a net loss of $1,583,000, or $.24 per share, during the same period in 1993.

        Revenue for the thirty-six weeks ended September 10, 1994 was $659,173,000, an increase of 13.1% over the comparable period of 1993. Net earnings were $6,510,000 compared with a net loss of $2,521,000 for 1993. The Company's fiscal year consists of three 12-week quarters and a final 16-week quarter.

        During the third quarter of 1994, the Company's less-than-truckload
(LTL) business levels were approximately 95% of those of the prior year. However, pricing levels improved by approximately 4%. The decline in volume in the LTL operations during the third quarter is the result of a general contraction in the unionized segment of the LTL carriers' market base and a more aggressive pricing posture. Also, Carolina Freight Carriers (CFCC) and G.I. Trucking are continuing to restructure the mix of business within their LTL operations, which may keep volume levels down for the remainder of 1994.

        Programs designed to reduce operating costs at CFCC continued during the third quarter. The new terminal load plan, which will reduce freight handling cost, has a targeted completion date of December 1994. The computerized dock/yard tracking system, which will substantially improve the efficiency and real time tracking capability for the CFCC breakbulk system, was installed in the Carlisle distribution center. Implementation at the Chicago and Atlanta distribution centers is scheduled for the fourth quarter. A successful conversion of CFCC's linehaul tractor fleet is progressing with nearly 350 new units currently in place.

        Both Cardinal Freight Carriers and The Complete Logistics Company enjoyed record third quarters. Cardinal showed revenue growth of 45.9% and The Complete Logistics Company had revenue growth of 39.6%. In addition, G.I. Trucking, the Company's west coast LTL operation, continued to show improved operating results. Each company operated at a profit.

     CaroTrans International occupied its new corporate headquarters during the third quarter. A new computer system - E-Sea Sail(R) - is expected to provide CaroTrans a competitive advantage over other non vessel operating (NVO) companies.

        E-Sea Sail(R) simplifies international shipping by allowing the electronic transfer of information relating to the issuance of ocean bills of lading and booking ocean transportation.

        The management team is committed to improving operating results in the Company's core business, LTL freight transportation, through the programs mentioned above, and to continuing the strong growth experienced in the truckload and logistics companies.

        The total number of service centers for the consolidated group at the end of the quarter was 222.


Liquidity and Capital Resources

     Net working capital at September 10, 1994 was a negative $9.1 million and at December 31, 1993 was a negative $12.4 million. Cash and cash equivalents were $32.1 million at September 10, 1994 and $16.7 million at December 31, 1993.

        In December 1993 the Corporation entered into an agreement to sell, on a revolving basis, a $60 million ownership interest in a designated pool of its customer receivables. The pool of receivables eligible for sale is held by a trust in which the Corporation retains the residual ownership interest. The agreement for this revolving sale of receivables expires in December 2000.

        On March 17, 1994, the Carolina Freight Carriers Corporation (CFCC) and Red Arrow Freight Lines entered into a new $45 million revolving credit and letter of credit agreement with a group of banks. Under this agreement, which currently provides approximately $18 million of revolving line of credit availability, $27 million of letters of credit and expires June 30, 1996, substantially all revenue and service equipment, $45.8 million of land and structures and the Corporation's customer receivables held by trust, are pledged as collateral. This agreement and existing agreements contain restrictions regarding the maintenance of specified debt, tangible net worth, and cash flow ratios. The interest rate for borrowings under this agreement will be, at the Corporation's option, the lead bank's base rate or another variable rate which fluctuates (in part) based on changes in certain financial ratios of the Corporation. This agreement states that the occurrence of a material adverse change in the Corporation's financial condition, as determined by the participating banks, is an event of default. If an event of default occurs, then the lenders may declare the outstanding borrowings under the agreement, certain other debt, and all interest thereon to be due and payable. No revolving credit was outstanding at September 10, 1994 and at December 31, 1993.

     Capital expenditures (net of proceeds of from disposal of operating property) through the third quarter of 1994 were $12.8 million compared with $18.9 million in the prior year period. Planned 1994 capital expenditures are approximately $17.0 million. It is anticipated that approximately $9.6 million will be expended on revenue and service equipment, $2.7 million on terminal construction and renovation, and $4.7 million for office, computer, and terminal equipment.

     Capital expenditures (net of proceeds of $13.5 million from disposal of operating property) during 1993 were $15.8 million. Of this amount, $17.3 million was expended for revenue and service equipment, $4.7 million for acquisition, construction, and renovation of land and buildings and $7.3 million for office, shop, and terminal equipment. Capital expenditures were financed through internally generated funds and borrowings under the terms of the revolving credit agreement.

     Management anticipates that 1994 capital expenditures and other working capital requirements will be financed through internally generated funds and borrowings under the revolving credit agreement. Management does not anticipate that the maximum borrowing level under the revolving credit agreement will be exceeded in 1994.

     The long-term debt-to-equity ratio of the Corporation at September 10, 1994 was 54% compared with 58.5% at December 31, 1993.

     The Board of Directors suspended payment of the dividend on common stock of the Company on January 10, 1994.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings         None

There are not now pending any material legal proceedings, other than ordinary routine litigation incident to its business, to which the Company or its subsidiaries are a party or to which any of their property is subject. During the third quarter of 1994, no material litigation or governmental proceeding was instituted or pending against the Company or its subsidiaries arising from any alleged violation of any emission control standards or other environmental regulations.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - 27. Financial Data Schedule (For SEC use only)

(b) Registrant did not file, nor was it required to file, with the Commission in respect of any period in the quarter ended September 10, 1994, a report on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAROLINA FREIGHT CORPORATION
                                          (Registrant)



DATE   October 20, 1994         BY  /s/ Lary R. Scott
- ------------------------------  ----------------------------------
                                Lary R. Scott
                                Chairman and CEO




DATE   October 20, 1994          BY  /s/ Shawn W. Poole
- ------------------------------   ---------------------------------
                                 Shawn W. Poole
                                 Vice President and CFO

                                 EXHIBIT INDEX


Exhibit
Number                                Description
- ------                                -----------
 27                                   Financial Data Schedule (For SEC use only)