Form 10-K
CAROLINA FREIGHT CORP
filed 1995-03-31
CIK 706166

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K






            (Mark One)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the fiscal year ended December 31, 1994

                                      OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from           to
                                               -----------  ----------
                           Commission File No. 1-8441

                          CAROLINA FREIGHT CORPORATION
                          ----------------------------
            (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                             56-1349996
        ----------------------------               --------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)

                         2400 YORKMONT ROAD, SUITE 400
                        CHARLOTTE, NORTH CAROLINA  28217
                    ---------------------------------------
                    (Address of principal executive office)

                                 (704) 329-0123
                                 --------------
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NEW YORK STOCK EXCHANGE
        COMMON STOCK, $.50 PAR VALUE          PACIFIC STOCK EXCHANGE
        ----------------------------          -----------------------
        (Title of each class)                 Name of each Exchange
                                              on which registered


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
                     Yes  X                     No
                        -----                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     (___)

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)

                       At February 25, 1995 - $77,919,855

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

    At February 25, 1995 - 6,561,672 SHARES OF COMMON STOCK, $.50 PAR VALUE




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

(1)  Portions of the 1994 Annual Report to Security Holders - Part II and Part
     IV.

(2) Proxy Statement for the 1995 Annual Meeting of Shareholders of Carolina Freight Corporation - Part III.

                                     PART I

ITEM 1.  BUSINESS.

Carolina Freight Corporation is a freight transportation holding company whose primary subsidiaries are Carolina Freight Carriers Corporation ("Carolina"), Red Arrow Freight Lines, Inc. ("Red Arrow"), G.I. Trucking Company ("G.I."), Cardinal Freight Carriers, Inc. ("Cardinal"), The Complete Logistics Company, Inc. ("CLC"), Innovative Logistics Incorporated ("ILI"), and CaroTrans International, Inc. ("CaroTrans"). The consolidated revenue of the Corporation ranks it among the ten largest motor carriers of general freight in the United States.

Through its subsidiary carriers, Carolina Freight Corporation serves all of the 50 largest Standard Metropolitan Statistical Areas of the United States.

In addition to their independent operations, Carolina, G.I. and Red Arrow use rail carriers to provide intermodal transportation between their areas of operation.

Subsidiaries of Carolina Freight Corporation presently provide services for customers in over 140 countries in North America, Africa, Australia, New Zealand, South America, Central America, Eastern and Western Europe, the Middle East, Asia and throughout the Pacific Rim and the Caribbean Sea.

The Corporation`s consolidated insurance subsidiary, Motor Carrier Insurance, Ltd., a Bermuda company, provides cargo, public liability and workers' compensation insurance coverage, under reinsurance agreements, to the Corporation's operating subsidiaries.

The Corporation's principal offices are located at 2400 Yorkmont Road, Charlotte, North Carolina 28217, and its telephone number is 704/329-0123.

On December 31, 1994, the Corporation had 10,506 total employees.

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

Carolina handles broadly diversified traffic including textile products, plastics, foodstuffs, pharmaceuticals, chemicals, auto parts, construction materials and hardware. The only commodity accounting for more than 10% of revenue in 1994 was wholesale trade durable goods which accounted for approximately 15.3%. During 1994, no single customer accounted for more than 3% of revenue, and the largest ten customers accounted for less than 16% of revenue. During 1994, 91.6% of revenue was derived from less-than-truckload ("LTL") shipments (shipments weighing less than 10,000 pounds).

Equipment And Property. Carolina owns all of its revenue equipment except for 454 leased linehaul tractors and equipment used in connection with intermodal operations. At December 31, 1994, Carolina owned 2,710 tractors, 10,512 trailers, 61 trucks, and operated 159 service centers consisting of 143 terminals (93 owned and 50 leased) and 16 agencies. In addition to the operation of major vehicle maintenance facilities at the six major breakbulk terminals in Carolina's system - Atlanta, Chicago, Carlisle (Pa.), Cherryville, Cincinnati, and Toledo - there are similar maintenance facilities at various terminals throughout the Carolina system.

G.I. TRUCKING COMPANY

G.I. is headquartered in La Mirada, California and provides over-the-road freight transportation services to shippers and receivers in California, Oregon, Washington, Idaho, Utah, Nevada, Colorado, New Mexico, Texas and Arizona. Service is provided to and from Hawaii. The major service area of G.I. is connected with the territories of Carolina and Red Arrow through an intermodal partnership with those companies. Founded in 1946, G.I. was acquired by Carolina Freight Corporation in October 1983. At December 31, 1994, G.I. owned 453 tractors, 1,641 trailers, 16 trucks, and operated 44 service centers consisting of 24 terminals (14 owned and 10 leased) and 20 agencies.

RED ARROW FREIGHT LINES, INC.

Red Arrow`s executive offices are in Dallas, Texas and administrative services are performed in Carolina offices in Cherryville, North Carolina. It is an over-the-road motor carrier which transports general commodities in Texas, Kansas, Arkansas, Louisiana and Oklahoma. The major service area of Red Arrow is connected with the territories of G.I. and Carolina through an intermodal partnership with those companies. Red Arrow was founded in 1928 and acquired by Carolina Freight Corporation in January 1984. At December 31, 1994, Red Arrow owned 147 tractors, 159 trailers, 3 trucks, operated 46 leased tractors, and operated 15 service centers consisting of 11 terminals (4 owned and 7 leased) and 4 agencies.

CARDINAL FREIGHT CARRIERS, INC.

Cardinal was established in 1980. It is an irregular route motor carrier with authority to serve all points in the United States, although its services are presently confined to serving customers east of the Mississippi River. Cardinal specializes in the transportation of truckload freight. Its general office is in Concord, North Carolina. At December 31, 1994, Cardinal owned 56 tractors and 1,075 trailers and operated 397 leased tractors.

THE COMPLETE LOGISTICS COMPANY, INC.

CLC is a full service equipment and driver leasing company, owning 149 tractors, 317 trailers, and 97 trucks as of December 31, 1994. CLC was formerly the leasing division of G.I. Trucking Company and is headquartered in Buena Park, California.

INNOVATIVE LOGISTICS INCORPORATED

ILI is a third party logistics firm based in Fort Mill, South Carolina and provides transportation-related services such as intermodal shipping, rate negotiation, and warehousing

CAROTRANS INTERNATIONAL, INC.

CaroTrans is a non-vessel operating common carrier (NVOCC) which provides international delivery of exported goods as well as, beginning in 1994, domestic delivery of imported goods. CaroTrans was formerly the international division of Carolina and is headquartered in Cherryville, North Carolina.

CAPITAL EXPENDITURES

Capital expenditures in 1994 net of dispositions were $20.7 million. Revenue and service equipment purchases were $17.4 million. Land and terminal expenditures were $4 million. Other capital expenditures totaled $6.9 million. The proceeds from dispositions totaled $7.7 million.

MANAGEMENT CHANGES

In December, Palmer E. Huffstetler, president of Carolina Freight Corporation, retired after 30 years of dedicated service to our Company. We will miss his wisdom and insight. A number of significant management changes were initiated during the year within Carolina Freight Carriers Corporation, the largest subsidiary. In October, James R. Hertwig, who had been a vice president in the holding company, became President of Carolina. James E. Justiss became the first President of CaroTrans International in April 1994. New corporate officers were also appointed, including Sandy Dismukes, Assistant Secretary; Bryan Beal, Treasurer; and Don Pruitt, Controller.

ITEM 2.  PROPERTIES.

The Corporation, through its subsidiaries, owns and operates 112 terminal facilities in 26 states. At December 31, 1994, owned properties had a net book value of $128.1 million. In addition, the Corporation leases 67 real properties under leases for terms of generally one to ten years. These properties are used as offices, terminals, warehouses and vehicle maintenance facilities.

The Corporation, through its subsidiaries, transports freight, using both over-the-road and local tractors, trailers and trucks. At December 31, 1994, the value of owned revenue equipment, less accumulated depreciation, totaled $78.7 million and consisted of 3,515 tractors, 13,704 trailers and 177 trucks. In addition, service vehicles, data processing equipment, furniture and fixtures, and leasehold improvements had a net book value of $25.1 million.

ITEM 3.  LEGAL PROCEEDINGS.

(a) There are not now pending any material legal proceedings, other than ordinary routine litigation incident to the Corporation's business, to which the Corporation or any of its subsidiaries is a party or to which any of their respective properties is subject. During 1994, no material litigation or governmental proceeding was instituted or pending against the Corporation or any of its subsidiaries arising from any alleged violation of any emission control standards or other environmental regulations.

(b) No material legal proceedings were terminated in the fourth quarter of 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 1994 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The registrant's common stock is traded on the New York and Pacific Stock Exchanges (Symbol - CAO). The range of market values and amounts of dividends paid during the last two years are shown in the following table:

                                                                                     Dividends
                            High                         Low                         Per Share
                            ----                         ---                         ---------
1994
----
First Quarter               13                           9 1/4                       $ 0
Second Quarter              12 7/8                       9 1/2                       $ 0
Third Quarter               10 5/8                       8 3/4                       $ 0
Fourth Quarter              11 1/8                       8 5/8                       $ 0

1993:
First Quarter               16                           13 1/8                      $ .05
Second Quarter              15                           11 3/8                      $ .05
Third Quarter               14 3/4                       11 1/2                      $ .05
Fourth Quarter              13 3/4                       11 1/2                      $ .05


As of December 31, 1994, there were 2,981 record holders of the Corporation's Common Stock.

The Board of Directors suspended payment of common share dividends on January 10, 1994. Future dividends will depend upon the Corporation's earnings, its financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data for the past five years appears on pages 18 and 19 of the registrant's annual report to shareholders for the year ended December 31, 1994 and is incorporated by reference to the extent of the respective columns of financial data for the years 1990 through 1994.

ITEM 7.  MANAGEMENT`S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.

Management`s Review appearing on pages 20 through 23 of the annual report to shareholders for the year ended December 31, 1994 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements including the Report of Independent Public Accountants, appearing on pages 24 through 37, in the annual report to shareholders for the year ended December 31, 1994 are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

The information called for by Part III is incorporated by reference from registrant's definitive proxy statement. Disclosures concerning delinquent filings under Section 16(A) of the Securities Exchange Act of 1934 can be found in the Company's 1995 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A)  The following documents are filed as a part of this report:

1. Financial Statements - The following information appearing in the annual report to shareholders for year ended December 31, 1994 is incorporated by reference:

                                                                                                           PAGE
                                                                                                           ----
Consolidated Balance Sheets, December 31, 1994 and 1993                                                 24 - 25

Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992                   26

Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992.                  27

Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1994, 1993 and              28
1992

Notes to Consolidated Financial Statements, December 31, 1994, 1993 and 1992                            29 - 36

Report of Independent Public Accountants                                                                     37


2.  Financial Statement Schedules

Schedule No.                        Schedule Name
------------                        -------------
I                                   Condensed Financial Information - Parent Company Only

II                                  Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable.

3.  Exhibits

         3(a) Articles of Incorporation of Carolina Freight Corporation (as amended up to May 16, 1988). Incorporated by reference to
                 Exhibit 3(a) on Form 10-K for the year ended December 31,1988, File No. 1-8441.

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

         4. 6 1/4% Convertible Subordinated Debentures Due 2011 - all documents in connection with Company's registration statement on Form S-3, File No. 33-4742 in 1986 are incorporated by reference

         10(a) Consulting Services Agreement between Carolina Freight Corporation and K. G. Younger. Incorporated by reference to
                 Exhibit 10(b) on Form 10-K for the year ended December 31, 1990, File No. 1-8441.

         10(b) Employment Contract Agreement between Carolina Freight Corporation and Lary R. Scott dated March 22, 1993. Incorporated by reference to Exhibit 10 (b) of Form 10-K for the year ended December 31, 1993, File No. 1-8441

         10(c) Employment Contract Agreement between Carolina Freight Corporation and James R. Hertwig dated March 7, 1994.

         10(d) Carolina Freight Corporation Employee Savings and Protection Plan (as amended through October 1, 1991). Incorporated by reference to Exhibit 10(c) on Form 10-K for the year ended December 31, 1991, File No. 1-8441.

         10(e) The Complete Logistics Company Employee Savings and Profit Sharing Plan, October 1, 1993. Incorporated by reference to
                 Exhibit 10 (e) on Form 10-K for the year ended December 31, 1993, File No. 1-8441.

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

                 (ii) 1992 Amendment to Carolina Freight Corporation Employees Pension Plan. Incorporated by reference to Exhibit 10(d)(ii) on Form 10-K for the year ended December 31, 1992, File No. 1-8441.

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

         10(k) Secured Revolving Credit and Letter of Credit Agreement Dated as of March 15, 1994. Incorporated by reference 10(k) on Form 10Q for the quarter ended March 26, 1994, File No. 1-8441.

         10(l) Carolina Freight Trade Receivables Master Trust Pooling and Servicing Agreement dated December 1, 1993. Incorporated by reference to Exhibit 10(m) on Form 10-K for the year ended December 31, 1993, File No. 1-8441.

         10(m)    Executive Benefit Plan Agreements:

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

                 (iv) Amendment Number One to Deferred Compensation Agreement of All Officers of Carolina Freight Corporation. Incorporated by reference to Exhibit 10(p)(iv) for year ended December 31, 1987, File No. 1-8441.

                 (v)  Amended Executive Supplemental Benefit Plan.
                 Incorporated by reference to Exhibit 10(p)(v) on Form 10-K for the year ended December 31, 1988, File No. 1-8441.

                 (vi) Representative sample of individual contracts signed by participants in the 1990 Salary Deferral Plan for Officers and Directors. Incorporated by reference to Exhibit 10(v)(vi) on Form 10-K for the year ended Dec. 31, 1991, File 1-8441.

         10(n) Form of Indemnification Agreement between Carolina Freight Corporation and Its Board of Directors and Schedule Identifying Documents Omitted. Incorporated by reference to
                 Exhibit 10(q) on Form 10-K for the year ended December 31, 1987, File No. 1-8441.

         10(o) Form of Severance Pay Agreement between Carolina Freight Corporation and Its Officers and Schedule Identifying Documents Omitted. Incorporated by reference to Exhibit 10(r) on Form 10-K for the year ended December 31, 1987, File No. 1-8441.

         10(p) Loan Agreements in connection with the following industrial revenue bond financings of Carolina Freight Carriers
                 Corporation:

                 (i) Howard County, Maryland dated September 1, 1981. Incorporated by reference to Exhibit 10(k)(i) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

                 (ii) City of Rockford, Illinois dated October 1, 1981. Incorporated by reference to Exhibit 10(k)(ii) on Form 10- K for the year ended December 31, 1984, File No. 1-8441.

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

         10(q) Grantor Trust Agreement. Incorporated by reference to Exhibit 10(w) on Form 10-K for the year ended December 31, 1989, File No. 1-8441.

         10(r) Retirement contract between Carolina Freight Corporation and Palmer E. Huffstetler dated November, 1994.

         11.     Computation of Earnings Per Common Share.

         13.     1994 Annual Report to Shareholders (pages 18 - 37).

         21.     List of subsidiaries of Carolina Freight Corporation.

         23.     Consent of Independent Public Accountants.

         27.     Financial Data Schedule (for SEC use only)

B)  Reports on Form 8-K filed in the fourth quarter, 1994:  None

                          CAROLINA FREIGHT CORPORATION
             SCHEDULE I - CONDENSED FINANCIAL INFORMATION - PARENT
                                 COMPANY ONLY
                        AS OF DECEMBER 31, 1994 AND 1993


CONDENSED BALANCE SHEETS

                                                                                  1994                                1993
                                                                         =============                       =============
Assets

Current Assets:
  Cash and temporary cash investments                                    $    153,551                        $    131,611
  Prepayments                                                                 326,332                             102,618
  Receivables                                                              25,571,350                                -
  Other Assets                                                              2,237,626                           1,587,202
                                                                         ------------                        ------------
     Total current assets                                                  28,288,859                           1,821,431
                                                                         ------------                        ------------
Other Assets:
  Investment in subsidiaries                                              203,518,950                         196,569,010
  Advances to subsidiaries                                                 23,948,616                          24,660,076
  Other                                                                     2,469,845                           1,256,711
                                                                         ------------                        ------------
    Total other assets                                                    229,937,411                         222,485,797
                                                                         ------------                        ------------
      Total Assets                                                       $258,226,270                        $224,307,228
                                                                         ============                        ============

                          CAROLINA FREIGHT CORPORATION
             SCHEDULE I - CONDENSED FINANCIAL INFORMATION - PARENT
                                 COMPANY ONLY
                        AS OF DECEMBER 31, 1994 AND 1993

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                       $    384,063                        $    149,455
  Other payables and accrued liabilities                                    1,710,638                             726,566
                                                                         ------------                        ------------
    Total current liabilities                                               2,094,701                             876,021
                                                                         ------------                        ------------

Advances from subsidiaries                                                 77,193,657                          51,508,967
                                                                         ------------                        ------------
Long-Term Debt:
  6.25% Convertible Subordinated Debentures                                49,994,000                          49,994,000
  Other long-term debt                                                      1,111,366                             601,980
                                                                         ------------                        ------------
    Total long-term debt                                                   51,105,366                          50,595,980
                                                                         ------------                        ------------

Deferred income taxes                                                        (571,240)                           (286,352)
Other deferred liabilities                                                     57,702                                -
                                                                         ------------                        ------------
    Total reserves and deferred credits                                      (513,538)                           (286,352)
                                                                         ------------                        ------------
Stockholders' Equity:
  Preferred stock                                                           2,211,200                           2,211,200
  Common stock                                                              3,280,836                           3,280,836
  Paid-in capital                                                          44,393,497                          44,349,110
  Retained earnings                                                        78,460,551                          71,771,466
                                                                         ------------                        ------------
    Total stockholders' equity                                            128,346,084                         121,612,612
                                                                         ------------                        ------------

    Total liabilities and stockholders' equity                           $258,226,270                        $224,307,228
                                                                         ============                        ============

The notes to condensed financial statements are an integral part of these balance sheets.

                          CAROLINA FREIGHT CORPORATION
             SCHEDULE I - CONDENSED FINANCIAL INFORMATION - PARENT
                                 COMPANY ONLY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


CONDENSED STATEMENTS OF EARNINGS

                                                                              1994                1993               1992
                                                                   ======================================================
Other Income (Expense):
  Interest income and other
expense, net                                                       $    7,478,405       $   4,412,368         $ 4,612,555
  Interest expense                                                     (7,478,405)         (3,795,119)         (3,826,975)
                                                                   ------------------------------------------------------
Earnings Before Income Taxes and Equity in
Undistributed Net Income of Subsidiaries                                    -                 617,249              785,580

Provision for Income Taxes                                                132,326             157,805              298,523

Equity in Undistributed Net
Income of Subsidiaries                                                  6,909,859          (4,621,031)           2,757,775

  Net Earnings Before Cumulative Effect of
Change in Accounting Principle                                          6,777,533          (4,161,587)           3,244,832
                                                                    ------------------------------------------------------
Cumulative Effect of Change in Accounting
Principle                                                                   -                   -                  403,514
                                                                    ------------------------------------------------------
Net Earnings                                                       $    6,777,533       $  (4,161,587)        $  3,648,346
                                                                    ======================================================

The notes to condensed financial statements are an integral part of these statements.


                         CAROLINA FREIGHT CORPORATION
            SCHEDULE I - CONDENSED FINANCIAL INFORMATION - PARENT
                                 COMPANY ONLY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

CONDENSED STATEMENTS OF CASH FLOWS

NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:


                                                                        1994                1993                 1992
                                                                    =====================================================
  Net earnings for the year                                          $ 6,777,533       $  (4,161,587)      $    3,648,346
  Noncash items included in income:
     Undistributed earnings of subsidiaries                           (6,909,859)          4,621,031           (2,757,775)
  Increase in accounts payable                                           234,608                 307               24,650
  Net increase (decrease) from change in other
  Working capital items affecting operating activities                  (151,496)            (24,712)           2,108,160
  Other, net                                                          (1,179,466)           (240,862)            (584,798)
                                                                     ----------------------------------------------------
  Net cash provided by (used for) operating activities                (1,228,680)            194,177            2,438,583
                                                                     ----------------------------------------------------
NET CASH PROVIDED BY (USED FOR)                                            -                   -                    -
INVESTING ACTIVITIES:
NET CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES:
  Advances from subsidiaries                                             829,682           1,093,098              699,845
  Proceeds from issuance of long-term debt                               509,386              83,435              205,982
  Common stock issued                                                      -                   -                    6,000
  Dividends on common and preferred stock                                (88,448)         (1,400,782)          (3,369,246)
                                                                     ----------------------------------------------------
    Net cash provided by (used for) financing activities               1,250,620            (224,249)          (2,457,419)
                                                                     ----------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS            21,940             (30,072)             (18,836)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                 131,611             161,683              180,519
                                                                     ----------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                  $    153,551      $      131,611      $       161,683
                                                                     ====================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Cash paid during the year for interest                            $  3,209,960      $    3,771,345      $     3,843,663
  Cash paid (received) during the year for taxes                       1,067,638             264,088           (1,825,187)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
  Company contributions of receivables to a subsidiary in
exchange for an investment in that subsidiary                              -          $   55,000,000               -
  Company receipt of a 98% interest in a subsidiary's certificate
of receivables held in trust                                        $ 25,566,468             -                     -

The notes to condensed financial statements are an integral part of these statements.

                         CAROLINA FREIGHT CORPORATION
            SCHEDULE I - CONDENSED FINANCIAL INFORMATION - PARENT
                                 COMPANY ONLY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) These unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual fiancial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information presented not misleading.

(2) The revolving credit agreements of Carolina Freight Carriers Corporation and Red Arrow Freight Lines, Inc. and certain industrial bonds of the operating subsidiaries totaling $7,585,000 are guaranteed as to principal and interest payments by Carolina Freight Corporation.

(3)  See Notes to Consolidated Financial Statements for additional disclosures.

                          CAROLINA FREIGHT CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

Column A                         Column B             Column C            Column D               Column E
============================================================================================================
                                                     ADDITIONS
                              Balance at Beg.     Charged to costs                            Balance at End
Description                      of Period          and expenses          Deductions             of Period
============================================================================================================
DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES

Year ended December 31, 1994

Reserve for uncollectible
accounts receivable                 $ 5,181,602          $3,985,325         $3,483,563 (1)      $5,683,364 (2)
                                    ==========================================================================
Year ended December 31, 1993

Reserve for uncollectible
accounts receivable                 $ 4,982,453          $3,469,480         $3,270,331 (1)      $5,181,602 (3)
                                    ==========================================================================

Year ended December 31, 1992

Reserve for uncollectible
accounts receivable                 $ 4,562,715          $3,419,930         $3,000,192 (1)      $4,982,453 (4)
                                    ==========================================================================

(1)  Uncollectible accounts written off net of bad debt recoveries.
(2) $100,560 applicable to customer and interline receivables and $5,582,804 applicable to other receivables as a result of the sale of receivables explained in the Notes to Consolidated Financial Statements.
(3) $20,033 applicable to customer and interline receivables and $5,161,569 applicable to other receivables as a result of the sale of receivables explained in the Notes to Consolidated Financial Statements.
(4) $2,629,186 applicable to customer and interline receivables and $2,353,267 applicable to other receivables as a result of the sale of receivables explained in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Carolina Freight Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Carolina Freight Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         Arthur Andersen, LLP



Charlotte, North Carolina,
  January 31, 1995.



                                    -22a-

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1993.


CAROLINA FREIGHT CORPORATION
(Registrant)



By: /s/ Lary R. Scott
   -------------------------
Lary R. Scott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1993.


                 Signature                                   Title
                 ---------                                   -----


Principal Executive Officer:



/s/ Lary R. Scott                                  Chief Executive Officer
----------------------                             and Director
Lary R. Scott


Principal Financial and
Accounting Officer:





/s/ Shawn W. Poole                                 Treasurer and Chief
----------------------                             Financial Officer
Shawn W. Poole

/s/ K. G. Younger                              Director
-----------------------
K. G. Younger

/s/ J. M. Carstarphen
--------------------------                                  Director
J. M. Carstarphen

--------------------------                                  Director
Charles L. Grace

--------------------------                                  Director
Daniel A. Boggan, Jr.

---------------------------                                 Director
William M. R. Mapel

/s/ James G. Martin
---------------------------                                 Director
James G. Martin

/s/ Paul F. Richardson
---------------------------                                 Director
Paul F. Richardson

                                 EXHIBIT INDEX


                                                                                 Page #
                                                                                 ------

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

4. 6 1/4% Convertible Subordinated Debentures Due 2011 - all documents in connection with Company's registration statement on Form S-3, File No.
         33-4742 in 1986 are incorporated by reference.

10(a)    Consulting Services Agreement between Carolina Freight Corporation and
         K. G. Younger.  Incorporated by reference to Exhibit 10(b) on Form
         10-K for the year ended December 31, 1990, File No. 1-8441.

10(b) Employment Contract Agreement between Carolina Freight Corporation and Lary R. Scott dated March 22, 1993. Incorporated by reference to
         Exhibit 10(b) of Form 10-K for the year ended Dec. 31, 1993, File No.
         1-8441.

10(c)    Employment Contract Agreement between Carolina Freight Corporation and
         James R. Hertwig dated March 7, 1994.

10(d) Carolina Freight Corporation Employee Savings and Protection Plan (as amended through October 1, 1991). Incorporated by reference to
         Exhibit 10(c) on Form 10-K for the year ended December 31, 1991, File
         No. 1-8441.

10(e)    The Complete Logistics Company Employee Savings and Profit Sharing
         Plan, October 1, 1993.  Incorporated by reference to Exhibit 10(c) of
         Form 10-K for the year ended Dec. 31, 1993, File No. 1-8441.


10(f) Carolina Freight Corporation Employees' Pension Plan (as restated January 1, 1985). Incorporated by reference to Exhibit 10(d) on Form 10-K for the year ended December 31, 1985, File No. 1-8441.

         (i) 1989 Amendments to Carolina Freight Corporation Employees' Pension Plan. Incorporated by reference to Exhibit10(c)(i) on Form 10-K for the year ended December 31, 1989, File No. 1-8441.

         (ii) 1992 Amendment to Carolina Freight Corporation Employees' Pension Plan. Incorporated by reference to Exhibit10(d)(ii) on Form 10-K for the year ended December 31, 1992, File No. 1-8441.

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

10(j)    Stock Option Plans:

         (i) 1984 Incentive Stock Option Plan of Carolina Freight Corporation and 1984 Incentive Stock Option Agreement. Incorporated by reference to Exhibit10(d) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (ii) Amendment to 1984 Incentive Stock Option Plan of Carolina Freight Corporation. Incorporated by reference to Exhibit 10(h)(ii) on Form 10-K for the year ended December 31, 1987, File No. 1-8441.

         (iii) Amendments to 1975, 1980 and 1984 Stock Option Plans Incorporated by reference to Exhibit 10(h)(iii) on Form 10-K for the year ended December 31, 1988, File No. 1-8441.

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

10(k) Secured Revolving Credit and Letter of Credit Agreement Dated as of March 15, 1994. Incorporated by reference 10(k) on Form 10Q for the quarter ended March 26, 1994, File No. 1-8441.

10(l) Carolina Freight Trade Receivables Master Trust Pooling and Servicing Agreement dated December 1, 1993. Incorporated by reference to Exhibit 10(m) on Form 10-K for the year ended December 31, 1993, File No. 1-8441.

10(m)    Executive Benefit Plan Agreements:

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

10(n) Form of Indemnification Agreement between Carolina Freight Corporation and Its Board of Directors and Schedule Identifying Documents Omitted. Incorporated by reference to Exhibit 10(q) on Form 10-K for the year ended December 31, 1987, File No. 1-8441.

10(o) Form of Severance Pay Agreement between Carolina Freight Corporation and Its Officers and Schedule Identifying Documents Omitted. Incorporated by reference to Exhibit10(r) on Form 10-K for the year ended December 31, 1987, File No. 1-8441.

10(p) Loan Agreements in connection with the following industrial revenue bond financings of Carolina Freight Carriers Corporation:

         (i) Howard County, Maryland dated September 1, 1981. Incorporated by reference to Exhibit 10(k)(i) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (ii) City of Rockford, Illinois dated October 1, 1981. Incorporated by reference to Exhibit10(k)(ii) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

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

         (viii)County of Lucas, Ohio dated May 1, 1984. Incorporated by reference to Exhibit 10(k)(ix) on Form 10-K for the year ended December 31, 1984, File No. 1-8441.

         (ix) Michigan Job Development Authority dated October 1, 1984. Incorporated by reference to Exhibit 10(k)(x) on Form 10- K for the year ended December 31, 1984, File No. 1-8441.

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

10(q) Grantor Trust Agreement. Incorporated by reference to Exhibit 10(w) on Form 10-K for the year ended December 31, 1989, File No. 1-8441.

10(r) Retirement contract between Carolina Freight Corporation and Palmer E. Huffstetler dated November 1994.

11.      Computation of Earnings Per Common Share.

13.      1994 Annual Report to Shareholders (pages 18 - 37).

21.      List of subsidiaries of Carolina Freight Corporation.

23.      Consent of Independent Public Accountants.

27.      Financial Data Schedule (for SEC use only)