Form 10-Q
period 1995-03-25
CAROLINA FREIGHT CORP
filed 1995-05-09
CIK 706166

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 25, 1995
                           Commission File No. 1-8441

                          CAROLINA FREIGHT CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


       NORTH CAROLINA                                        56-1349996
       ----------------------------                          -------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                        Identification No.)

                         2400 YORKMONT ROAD, SUITE 400
                        CHARLOTTE, NORTH CAROLINA  28217
                        --------------------------------
                    (Address of principal executive office)

                                 (704) 329-0123
                                 --------------
              (Registrant's telephone number, including area code)

                                   NO CHANGES
                                   ----------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X   No
                                                           ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


       COMMON STOCK, $.50 PAR VALUE                         6,561,672
       ----------------------------                     -------------------
                  Class                            Outstanding at March 25, 1995

                          CAROLINA FREIGHT CORPORATION

                                     INDEX


                                                                    Page No.
                                                                    --------

Part I.  Financial Information:
         ---------------------

   Item 1:   Financial Statements
   ------

        Consolidated Condensed Statements of Earnings--
        Twelve Weeks Ended March 25, 1995 and March 26, 1994          2

        Consolidated Balance Sheets--
        March 25, 1995 and December 31, 1994                          3-4

        Consolidated Statements of Cash Flows--
        Twelve Weeks Ended March 25, 1995 and March 26, 1994          5

        Notes to Consolidated Condensed Financial Statements          6

   Item 2:   Management's Discussion and Analysis                     7-9
   ------

Part II.  Other Information                                           10

                    PART 1:  ITEM 1. FINANCIAL INFORMATION

                         CAROLINA FREIGHT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
             Twelve Weeks Ended March 25, 1995 and March 26, 1994
                                 (Unaudited)


                                                                    (Dollars in Thousands, except share data)
                                                                              Twelve Weeks Ended
                                                                           ------------------------
                                                                             March 25,   March 26,
                                                                                 1995        1994
                                                                           ------------------------
             Operating revenue                                                $191,337    $192,630
                                                                           ------------------------
             Operating expenses:
               Employee compensation                                           121,923     122,691
               Purchased transportation                                         26,691      22,640
               Fuel and fuel taxes                                              10,156      10,671
               Tires, repair parts and other operating supplies                 10,401       9,631
               Depreciation and amortization                                     7,928       8,109
               Insurance premiums and claims                                     5,775       5,606
               Communications and utilities                                      2,856       2,741
               Operating taxes and licenses                                      2,864       2,761
               Equipment and building rents                                      1,330       1,232
               Gain on disposition of operating assets                          (4,336)        (51)
               General supplies and expenses                                    10,446       8,521
                                                                           ------------------------
                 Total operating expenses                                      196,034     194,552
                                                                           ------------------------
             Earnings from operations                                           (4,697)     (1,922)
             Interest and other expense, net                                     2,659       2,403
                                                                           ------------------------
             Earnings (Loss) before income taxes                                (7,356)     (4,325)
             Income tax (benefit)                                               (2,510)     (1,407)
                                                                           ------------------------
             Net earnings (loss) before cumulative effect of change in
               accounting principle                                             (4,846)     (2,918)
             Cumulative effect of change in accounting principle                   -        (1,222)
                                                                           ------------------------
             Net earnings (loss)                                               ($4,846)    ($4,140)
                                                                           ========================

             Earnings (Loss) per share before cumulative
               effect of change in accounting principle                         ($0.74)     ($0.44)
             Cumulative effect of change in
               accounting principle                                                -        ($0.19)
             Earnings (Loss) per share                                          ($0.74)     ($0.63)
             Average common stock and common stock
               equivalent shares outstanding                                 6,570,659   6,561,672

             Cash dividends per common share                                     $0.00       $0.00

                         CAROLINA FREIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in Thousands)

                                                                      (Unaudited)     (Audited)

                                                                       March 25,    December 31,
                                                                         1995           1994
                                                                    ------------------------------
    Assets
    --------------

    Current assets:
      Cash                                                               $10,226         $4,710
      Temporary investments                                                    6          5,011
      Investments restricted under letter of credit arrangements
        (at cost, which approximates market)                               1,474          1,383
      Customer and interline receivables, net                             18,189         16,924
      Customer receivables held by trust, net                             30,761         38,782
      Other receivables, net                                              15,186         13,260
      Reinsurance balances receivable                                     10,947         12,149
      Prepayments -
        Tires on equipment in use                                         12,808         12,869
        Other                                                             13,650          6,871
      Inventories of operating supplies                                    2,769          2,882
                                                                  ------------------------------
          Total current assets                                           116,016        114,841
                                                                  ------------------------------

    Plant and equipment, at cost:
      Revenue and service equipment                                      257,839        260,378
      Land and structures                                                167,032        180,706
      Other equipment                                                     65,572         63,947
      Leasehold improvements                                               2,178          2,048
                                                                  ------------------------------
                                                                         492,621        507,079
      Less - accumulated depreciation and amortization                  (272,394)      (275,145)
                                                                  ------------------------------
      Net plant and equipment                                            220,227        231,934
                                                                  ------------------------------
      Investments restricted under letter of credit arrangements
        (at cost, which approximates market)                               9,053          8,492
     Other assets                                                         15,211         15,047
                                                                  ------------------------------
                                                                        $360,507       $370,314
                                                                  ==============================

                          CAROLINA FREIGHT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                                    (Unaudited)     (Audited)


                                                                       March 25,    December 31,
                                                                         1995           1994
                                                                    ------------------------------
    Liabilities and Stockholders' Equity
    --------------------------------------------

    Current liabilities:
      Accounts payable                                                   $28,200        $34,525
      Accrued wages, salaries and vacation pay                            38,757         36,114
      Claims and insurance accruals                                       25,870         31,860
      Income taxes
        Current                                                             (904)         1,439
        Deferred                                                               0           -
      Other payables and accrued expenses                                 14,887         13,779
      Current maturities of long-term debt                                 3,383          3,206
                                                                  ------------------------------
        Total current liabilities                                        110,193        120,923
                                                                  ------------------------------
    Long-term debt:
      6 1/4% Convertible Subordinated Debentures, due 2011                49,994         49,994
      Other long-term debt                                                16,798         18,283
                                                                  ------------------------------
        Total long-term debt                                              66,792         68,277
                                                                  ------------------------------
    Reserves and Deferred Credits:
      Income taxes                                                        17,108         17,779
      Other deferred liabilities                                           8,188          7,813
      Insurance claims                                                    34,748         27,176
                                                                  ------------------------------
        Total reserves and deferred credits                               60,044         52,768
                                                                  ------------------------------

    Stockholders' equity:
      Preferred stock, $100 par value, 4% cumulative, authorized
        25,000 shares, outstanding 22,112 shares                           2,211          2,211
      Common stock, $.50 par value, authorized 20,000,000
        shares, outstanding 6,561,672 in 1995 and 1994                     3,281          3,281
      Paid-in capital                                                     44,393         44,393
      Retained earnings                                                   73,593         78,461
                                                                  ------------------------------
        Total stockholders' equity                                       123,478        128,346
                                                                  ------------------------------
                                                                        $360,507       $370,314
                                                                  ==============================

                          CAROLINA FREIGHT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Twelve Weeks Ended March 25, 1995 and March 26, 1994
                                  (Unaudited)

                                                                                (Dollars in Thousands)
                                                                                  Twelve Weeks Ended
                                                                           ------------------------------
                                                                                March 25,      March 26,
                                                                                   1995           1994
                                                                           ------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings (loss)                                                         ($4,846)       ($4,140)
      Noncash items included in income:
        Depreciation and amortization                                               7,928          8,109
        Deferred income taxes                                                        (671)        (1,019)
      (Increase) Decrease in customer and interline receivables                     6,756         (7,850)
      Increase (Decrease) in accounts payable                                      (6,325)           734
      Increase (Decrease) in claims payable and insurance accruals                  1,582          5,361
      Net increase (decrease) in other working capital items                       (4,538)        (3,273)
      Other, net                                                                   (5,564)            17
                                                                           ------------------------------
           Net cash provided by (used for) operating activities                    (5,678)        (2,061)
                                                                           ------------------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of plant and equipment:
        Revenue and service equipment                                              (3,191)        (2,332)
        Land and structures                                                          (708)          (624)
        Other equipment and leasehold improvements                                 (2,650)          (778)
      Proceeds from disposal of plant and equipment                                15,542            681
                                                                           ------------------------------
           Net cash used for investing activities                                   8,993         (3,053)
                                                                           ------------------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                                        577              8
      Repayment of long-term debt                                                  (1,885)        (3,485)
      Net proceeds from revolving credit agreements                                     -         10,000
      Common stock issued                                                               -              -
      Dividends on common and preferred stock                                         (22)           (22)
                                                                           ------------------------------
           Net cash provided by financing activities                               (1,330)         6,501
                                                                           ------------------------------

    NET INCREASE IN CASH AND TEMPORARY INVESTMENTS                                  1,985          1,387

    CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF YEAR                             9,721          6,502
                                                                           ------------------------------
    CASH AND TEMPORARY INVESTMENTS AT END OF QUARTER                              $11,706         $7,889
                                                                           ==============================


                          CAROLINA FREIGHT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The accompanying consolidated condensed financial statements contain all adjustments and eliminations which, in the opinion of management, are necessary to present fairly the results of operations for the twelve weeks ended March 25, 1995 and March 26, 1994, the financial position as of March 25, 1995 and December 31, 1994, and the cash flows for the twelve weeks ended March 25, 1995 and March 26, 1994.

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

                    PART I:  ITEM 2.  FINANCIAL INFORMATION

                          CAROLINA FREIGHT CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenue for the first quarter ended March 25, 1995, decreased 0.7% to $191,337,000 compared with revenue of $192,630,000 in the first quarter of 1994. With several non-recurring items and a decline in business volumes of the less-than-truckload (LTL) operations, a net loss of $4,846,000 or $0.74 per share for the quarter was experienced. During the first quarter of 1994, the company incurred a charge for a change in accounting principles because of a Securities and Exchange Commission directive concerning discount rates on self-insurance reserves.

Following the development of new marketing and network strategies in 1994, Carolina Freight Carriers Corporation (CFCC) and Red Arrow Freight Lines, Inc.
(RAFL), both unionized LTL companies, began implementing the Metropolitan and Regional Distribution Center (MRDC) system during the first quarter of 1995. The change in operations, focusing on MRDCs, created non-recurring costs at the service centers and regions affected. Included were:

1. Productivity losses with changes in freight handling and trailer load factor - $2,800,000.
2. Relocation costs with the movement of contractual and non-contractual employees - $800,000.
3. Training costs associated with MRDC startup - $600,000.
4. Miscellaneous non-recurring costs directly associated with MRDC conversion - $750,000.

During the quarter, the company had an opportunity to sell the large, outdated hub-and-spoke facility at Carlisle, PA, along with terminals in Charlotte, NC and Fort Lauderdale, FL, generating a $4.3 million gain.

The first quarter proved to be a period of continued strong growth among several of the company's subsidiaries.

G.I. Trucking (GITC) experienced revenue growth of 11.2% along with an 88.0% operating ratio. GITC plans to build on its geographic coverage through the opening of 12 new service centers in Idaho, Montana, and Wyoming during 1995.

Cardinal Freight Carriers enjoyed 38.9% revenue growth and a 90.6% operating ratio. During 1995, flatbed operations will expand with an additional driver base in Mississippi and with the delivery of over 50 new tractor/trailer units.

CaroTrans International completed its first year of operations with first quarter revenue of nearly $13 million and a 95.7% operating ratio. CaroTrans is building access to world markets through a new partnership with InterWorld, a West German freight forwarder serving Europe and the Middle East. With this agreement, CaroTrans also increases its capabilities to handle expanded imports into the United States.

The Complete Logistics Company (CLC) continued rapid growth with revenues up 26.4% with a 91.4% operating ratio. During the quarter, CLC purchased the assets of Morada Distribution, Inc. of Modesto, CA. With this acquisition, CLC will enhance its expertise to serve crucial warehousing markets and expand its logistics services capabilities.

The results of the first quarter reflect changes within both our LTL operations as well as the transportation industry in general. The company's response to those changes have involved the operational realignment of CFCC and RAFL coupled with expanded marketing efforts. Those actions along with the revenue and service progress of other subsidiaries position your company for growth and improved profitability in the long run.


LIQUIDITY AND CAPITAL RESOURCES

Net working capital at March 25, 1995, was $5.8 million and at December 31, 1994, was a negative $6.1 million. Cash and cash equivalents were $11.7 million at March 25, 1995, and $9.7 million at December 31, 1994.

On March 17, 1994, Carolina Freight Carriers Corporation (CFCC) and Red Arrow Freight Lines (RAFL) entered into a new $45 million revolving credit and letter of credit agreement with a group of banks. Under this agreement, which currently provides approximately $10 million ($15 million at December 31, 1994) of revolving line of credit availability, $35 million of letters of credit and expires June 30, 1996, substantially all of their revenue and service equipment, $45.8 million of their land and structures and the Corporation's customer receivables held by trust are pledged as collateral. This agreement and other existing agreements contain restrictions regarding the maintenance of specified debt-to-equity, tangible net worth, and cash flow ratios. The interest rate for borrowings under this agreement will be, at the Corporation's option, the lead bank's base rate or another variable rate that fluctuates (in part) based on changes in certain financial ratios of the Corporation. This agreement states that the occurrence of a material adverse change in the Corporation's financial condition, as determined by the participating banks, is an event of default. If an event of default occurs, then the lenders may declare the outstanding borrowings under the agreement, certain other debt, and all interest thereon to be due and payable. There were no outstanding borrowings under the terms of the revolving credit agreement at March 25, 1995, and at December 31, 1994.

Capital expenditures (before proceeds from disposal of operating property of $15.5 million in 1995 and $.7 million in 1994) through the first quarter were $6.5 million compared with $3.7 million in the prior year period. Planned 1995 capital expenditures are approximately $29.0 million. It is anticipated that approximately $15.8 million will be expended on revenue and service equipment, $5.5 million on terminal construction and renovation, and $7.7 million for office, computer, and terminal equipment.

Capital expenditures (before proceeds from disposal of operating property of $7.7 million) during 1994 were $28.3 million. Of this amount, $17.4 million was expended for revenue and service equipment, $4.0 million for acquisition, construction, and renovation of land and buildings and $6.9 million for office, shop, and terminal equipment. Capital expenditures were financed through internally generated funds.

Management anticipates that 1995 capital expenditures and other working capital requirements will be financed through internally generated funds and borrowings under the revolving credit agreement. Management does not anticipate that the maximum borrowing level under the revolving credit agreement will be exceeded in 1995.

The long-term debt-to-equity ratio of the Corporation at March 25, 1995, was 54.1% compared with 53.2% at December 31, 1994.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

There are not now pending any material legal proceedings, other than ordinary routine litigation incident to its business, to which the Company or its subsidiaries are a party or to which any of their property is subject. During the first quarter of 1995, no material litigation or governmental proceeding was instituted or pending against the Company or its subsidiaries arising from any alleged violation of any emission control standards or other environmental regulations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  27  Financial Data Schedule (for SEC use only)

(b) Registrant did not file, nor was it required to file, with the Commission in respect of any period in the quarter ended March 25, 1995, a report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CAROLINA FREIGHT CORPORATION
                                                                    (Registrant)



DATE: MAY 8, 1995                        BY: /s/ Lary R. Scott
                                             -----------------------------
                                                 Lary R. Scott
                                                 Chief Executive Officer


DATE: May 5, 1995                        BY: /s/ Shawn W. Poole
                                             -----------------------------
                                                 Shawn W. Poole
                                                 Chief Financial Officer