Form 10-Q
period 1995-06-17
WORLDWAY CORP
filed 1995-08-01
CIK 706166

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 17, 1995
                          Commission File No. 1-8441

                             WORLDWAY CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)

            NORTH CAROLINA                                   56-1349996
   -------------------------------                      -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                        2400 YORKMONT ROAD, SUITE 400
                       CHARLOTTE, NORTH CAROLINA  28217
                       --------------------------------
                   (Address of principal executive office)

                                (704) 329-0123
                                --------------
             (Registrant's telephone number, including area code)

                         CAROLINA FREIGHT CORPORATION
                         ----------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X    No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


    COMMON STOCK, $.50 PAR VALUE                          6,561,672
  -------------------------------              ------------------------------
               Class                            Outstanding at June 17, 1995

                              WORLDWAY CORPORATION
                                     INDEX

                                                                                                             Page No.
                                                                                                             --------
         Part I.   Financial Information:
                   ---------------------

              Item 1:  Financial Statements

                        Consolidated Condensed Statements of Earnings--
                        Twelve and Twenty-four Weeks Ended June 17, 1995 and June 18, 1994                     2

                        Consolidated Balance Sheets--
                        June 17, 1995 and June 18, 1994                                                        3-4

                        Consolidated Statements of Cash Flows--
                        Twenty-four Weeks June 17, 1995 and June 18, 1994                                      5

                        Notes to Consolidated Condensed Financial Statements                                   6

              Item 2:  Management's Discussion and Analysis                                                    7-9

         Part II.  Other Information                                                                           10

                    PART 1:  ITEM 1. FINANCIAL INFORMATION

                             WORLDWAY CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
      Twelve and Twenty-four Weeks Ended June 17, 1995 and June 18, 1994
                                  (Unaudited)


                                                                   (Dollars in Thousands, except share data)
                                                                Twelve Weeks Ended       Twenty-four Weeks Ended
                                                               --------------------      -----------------------
                                                               June 17,    June 18,        June 17,    June 18,
                                                                  1995        1994            1995        1994
                                                               --------------------        --------------------
Operating revenue                                              $182,823    $263,203        $374,160    $455,833
                                                               --------------------        --------------------
Operating expenses:
  Employee compensation                                         119,370     148,916         241,293     271,607
  Purchased transportation                                       27,529      39,428          54,220      62,068
  Fuel and fuel taxes                                             9,530      11,728          19,686      22,399
  Tires, repair parts and other operating supplies               10,369      10,945          20,770      20,576
  Depreciation and amortization                                   7,760       8,080          15,688      16,189
  Insurance premiums and claims                                   5,424       7,351          11,199      12,957
  Communications and utilities                                    2,747       2,906           5,603       5,647
  Operating taxes and licenses                                    2,810       2,877           5,674       5,638
  Equipment and building rents                                    1,661       1,303           2,991       2,535
  Gain on disposition of operating assets                        (1,149)        (97)         (5,485)       (148)
  General supplies and expenses                                  11,781      10,792          22,227      19,313
                                                               --------------------        --------------------
    Total operating expenses                                    197,832     244,229         393,866     438,781
                                                               --------------------        --------------------
Earnings from operations                                        (15,009)     18,974         (19,706)     17,052
Interest and other expense, net                                   2,891       2,933           5,550       5,336
                                                               --------------------        --------------------
Earnings (Loss) before income taxes                             (17,900)     16,041         (25,256)     11,716
Income tax (benefit)                                             (6,537)      6,401          (9,047)      4,994
                                                               --------------------        --------------------
Net earnings (loss) before cumulative effect of change in
  accounting principle                                          (11,363)      9,640         (16,209)      6,722
Cumulative effect of change in accounting principle                 -           -               -        (1,222)
                                                               --------------------        --------------------
Net earnings (loss)                                            ($11,363)     $9,640        ($16,209)     $5,500
                                                               ====================        ====================


Earnings (Loss) per share before cumulative
  effect of change in accounting principle                       ($1.73)      $1.46          ($2.47)      $1.02
Cumulative effect of change in
  accounting principle                                              -           -               -        ($0.19)
Earnings (Loss) per share                                        ($1.73)      $1.46          ($2.47)      $0.83
Average common stock and common stock
  equivalent shares outstanding                               6,564,710   6,561,672       6,569,466   6,561,672

Cash dividends per common share                                   $0.00       $0.00           $0.00       $0.00

                             WORLDWAY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in Thousands)

                                                                 (Unaudited)     (Audited)

                                                                   June 17,     December 31,
                                                                     1995           1994
                                                                  -------------------------
Assets
-------

Current assets:
  Cash                                                              $  1,837         $4,710
  Temporary investments                                                2,150          5,011
  Investments restricted under letter of credit arrangements
    (at cost, which approximates market)                               1,249          1,383
  Customer and interline receivables, net                             19,998         16,924
  Customer receivables held by trust, net                             24,878         38,782
  Other receivables, net                                              17,725         13,260
  Reinsurance balances receivable                                     10,729         12,149
  Prepayments -
    Tires on equipment in use                                         12,635         12,869
    Other                                                             12,978          6,871
  Inventories of operating supplies                                    2,040          2,882
                                                                    -----------------------
      Total current assets                                           106,219        114,841
                                                                    -----------------------

Plant and equipment, at cost:
  Revenue and service equipment                                      251,026        260,378
  Land and structures                                                165,036        180,706
  Other equipment                                                     66,408         63,947
  Leasehold improvements                                               2,319          2,048
                                                                    -----------------------
                                                                     484,789        507,079
  Less - accumulated depreciation and amortization                  (266,774)      (275,145)
                                                                    -----------------------
  Net plant and equipment                                            218,015        231,934
                                                                    -----------------------
  Investments restricted under letter of credit arrangements
    (at cost, which approximates market)                               7,675          8,492
 Other assets                                                         16,167         15,047
                                                                    -----------------------
                                                                    $348,076       $370,314
                                                                    =======================

                             WORLDWAY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in Thousands)

                                                                   (Unaudited)   (Audited)

                                                                     June 17,   December 31,
                                                                        1995       1994
                                                                    -----------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                                                  $ 35,190       $ 34,525
  Accrued wages, salaries and vacation pay                            37,289         36,114
  Claims and insurance accruals                                       24,735         31,860
  Income taxes
    Current                                                           (7,978)         1,439
    Deferred                                                               0           -
  Other payables and accrued expenses                                 13,177         13,779
  Current maturities of long-term debt                                 3,448          3,206
                                                                    -----------------------
    Total current liabilities                                        105,861        120,923
                                                                    -----------------------
Long-term debt:
  6 1/4% Convertible Subordinated Debentures, due 2011                49,994         49,994
  Other long-term debt                                                19,669         18,283
                                                                    -----------------------
    Total long-term debt                                              69,663         68,277
                                                                    -----------------------
Reserves and Deferred Credits:
  Income taxes                                                        17,656         17,779
  Other deferred liabilities                                           8,557          7,813
  Insurance claims                                                    34,246         27,176
                                                                    -----------------------
    Total reserves and deferred credits                               60,459         52,768
                                                                    -----------------------

Stockholders' equity:
  Preferred stock, $100 par value, 4% cumulative, authorized
    25,000 shares, outstanding 22,112 shares                           2,211          2,211
  Common stock, $.50 par value, authorized 20,000,000
    shares, outstanding 6,561,672 in 1995 and 1994                     3,281          3,281
  Paid-in capital                                                     44,393         44,393
  Retained earnings                                                   62,208         78,461
                                                                    -----------------------
    Total stockholders' equity                                       112,093        128,346
                                                                    -----------------------
                                                                    $348,076       $370,314
                                                                    =======================

                             WORLDWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Twenty-four Weeks Ended June 17, 1995 and June 18, 1994
                                  (Unaudited)

                                                                     (Dollars in Thousands)
                                                                     Twenty-four Weeks Ended
                                                                     -----------------------
                                                                       June 17,    June 18,
                                                                          1995        1994
                                                                      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                 ($16,209)   $  5,500
  Noncash items included in income:
    Depreciation and amortization                                       15,688      16,189
    Deferred income taxes                                                 (123)     (5,919)
  (Increase) Decrease in customer and interline receivables             10,830     (29,996)
  Increase (Decrease) in accounts payable                                  665      18,552
  Increase (Decrease) in claims payable and insurance accruals             (54)      7,489
  Net increase (decrease) in other working capital items               (15,537)     14,965
  Other, net                                                            (6,141)     (4,068)
                                                                      --------------------
       Net cash provided by (used for) operating activities            (10,881)     22,712
                                                                      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of plant and equipment:
    Revenue and service equipment                                      (10,069)     (5,259)
    Land and structures                                                 (2,079)     (1,072)
    Other equipment and leasehold improvements                          (3,429)     (1,343)
  Proceeds from disposal of plant and equipment                         20,389       1,469
                                                                      --------------------
       Net cash used for investing activities                            4,812      (6,205)
                                                                      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                               1,666          15
  Repayment of long-term debt                                           (2,537)     (4,112)
  Net proceeds from (repayments of) revolving credit agreement           2,500           -
  Common stock issued                                                        -           -
  Dividends on common and preferred stock                                  (44)        (44)
                                                                      --------------------
       Net cash provided by financing activities                         1,585      (4,141)
                                                                      --------------------

NET INCREASE IN CASH AND TEMPORARY INVESTMENTS                          (4,484)     12,366

CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF YEAR                      9,721       6,502
                                                                      --------------------
CASH AND TEMPORARY INVESTMENTS AT END OF QUARTER                      $  5,237    $ 18,868
                                                                      ====================

                              WORLDWAY CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The accompanying consolidated condensed financial statements contain all adjustments and eliminations which, in the opinion of management, are necessary to present fairly the results of operations for the twelve and twenty-four weeks ended June 17, 1995 and June 18, 1994, the financial position as of June 17, 1995 and December 31, 1994, and the cash flows for the twenty-four weeks ended June 17, 1995 and June 18, 1994.

During the first quarter of 1994, the Securities and Exchange Commission issued a new directive to publicly held corporations regarding the discount rates used on reserves reported in the liabilities section of their balance sheets. This directive requires that the discount rates used to reduce these obligations to their present value be stated at a "risk free" rate. The effect of this change is to reduce the discount rates used in computing the reserves on the consolidated balance sheet of WorldWay Corporation from 7% to risk free rates. The effect of this change is shown as a change in accounting principle of $1,222,000 on the consolidated statement of earnings.

                    PART I:  ITEM 2.  FINANCIAL INFORMATION

                              WORLDWAY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Revenue for the second quarter of 1995 was $182,823,000 as compared to $263,203,000 for the second quarter of 1994. The Company incurred a net loss in the second quarter of $11,363,000 or $1.73 per share versus net income of $9,640,000 or $1.32 for the same time period in 1994. Results for the second quarter of 1995 were adversely impacted by non-recurring costs associated with the conversion of Carolina Freight Carriers Corporation to a Metropolitan and Regional Distribution Center freight flow system along with a slowing economy. Results for the second quarter of 1994 were positively impacted by a significant increase in freight volumes in our less-than-truckload subsidiaries due to the 24 day Teamsters strike. Carolina Freight Carriers Corporation and Red Arrow Freight Lines, Inc., the Company's two unionized subsidiaries, avoided the work stoppage by signing an interim agreement with the International Brotherhood of Teamsters.

Year-to-date, the Company had revenue of $374,160,000 as compared to first half 1994 revenue of $455,833,000. Through the second quarter the Company recorded a cumulative net loss of $16,209,000 or $2.47 per share; during the same time period in 1994 the Company reported net income of $5,500,000 or $.83 per share. The Company's fiscal year consists of three 12-week quarters and a final 16-week quarter.

During the second quarter of 1995, all of the Company's subsidiaries experienced increased pricing competition, increased cost pressures, and slowing freight volumes as a result of a decline in the national economy. The largest impact of this economic slowdown occurred in the Company's less-than-truckload (LTL) subsidiaries, which on a combined basis experienced a 4.9% decline in tonnage and a 4.7% decline in shipments versus the first quarter of 1995.

Carolina Freight Carriers Corporation continued to incur significant non-recurring costs associated with its conversion to a Metropolitan and Regional Distribution Center freight flow system in the second quarter. The Company estimates the impact of the primary cost categories as follows:

1.  Lost productivity                                     $ 1,650,000
2.  Cost of hiring and training for new employees         $   650,000
3.  Employee relocation cost                              $   500,000
4.  Other                                                 $   900,000
                                                          -----------
                                                          $ 3,700,000
                                                          ===========

A majority of the non-recurring costs associated with the MRDC system were incurred in the first half of 1995. On July 17, 1995, the final major operational changes associated with the MRDC conversion were completed.

As has been previously reported, the Company entered into an Agreement and Plan of Merger with Arkansas Best Corporation and one of its subsidiaries, ABC Acquisition Corporation, which provides for the acquisition of the Company's common stock at a price of $11.00 per share in cash. Under the terms of the Agreement, ABC Acquisition has commenced a tender offer for all outstanding shares of the Company's common stock at $11.00 per share. Subject to successful completion of the tender offer, and satisfaction of certain conditions in the Agreement, ABC Acquisition will be merged into the Company and all shares not purchased in the tender offer (other than shares held by Arkansas Best Corporation, or the Company, or any of their respective subsidiaries, or dissenting shareholders) will be converted into the right to receive $11.00 per share in cash in the merger. Information regarding the tender offer and merger has been distributed to all shareholders.

The shareholders of Carolina Freight Corporation voted on May 3, 1995, to change the name of the Company to WorldWay Corporation. Filings to effect the corporate name change were subsequently filed with the North Carolina Secretary of State.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital at June 17, 1995, was $.4 million and at December 31, 1994, was a negative $6.1 million. Cash and cash equivalents were $5.2 million at June 17, 1995, and $9.7 million at December 31, 1994.

On March 17, 1994, Carolina Freight Carriers Corporation (CFCC) and Red Arrow Freight Lines (RAFL) entered into a new $45 million revolving credit and letter of credit agreement with a group of banks. Under this agreement, credit availability fluctuates with the level of collateral provided. As of June 23, 1995, this credit facility had $.4 million (approximately $2.3 million at June 17, 1995, $10 million at March 25, 1995 and $15 million at December 31, 1994) of revolving line of credit availability and approximately $31.6 million ($35 million at December 31, 1994) of letters of credit availability. This facility was fully utilized as of June 23, 1995 and is currently scheduled to expire in August, 1995. Substantially all of their revenue and service equipment, $38.2 million ($45.8 million at December 31, 1994) of their land and structures and the Corporation's customer receivables held by trust are pledged as collateral. This agreement and other existing agreements contain restrictions regarding the maintenance of specified debt-to-equity, tangible net worth, and cash flow ratios. The interest rate for borrowings under this agreement will be, at the Corporation's option, the lead bank's base rate or the reference bank's Eurodollar rate that fluctuates (stated variable rate plus margin of 0 to 275 basis points) in part based on changes in certain financial ratios of the Corporation. This agreement states that the occurrence of a material adverse change in the Corporation's financial condition, as determined by the participating banks, is an event of default. If an event of default occurs, then the lenders may declare the outstanding borrowings under the agreement, certain other debt, and all interest thereon to be due and payable. There were $2.3 million outstanding borrowings under the terms of the revolving credit agreement at June 17, 1995 and $.4 million as of June 23, 1995 (no outstanding borrowings at March 25, 1995, and at December 31, 1994).

On June 23, 1995, the Company's subsidiaries entered into a second revolving credit agreement with a syndicate of banks headed by Citicorp, N.A. The Loan and Security Agreement is with Cardinal Freight Carriers, Inc., Innovative Logistics Incorporated, CaroTrans International, and The Complete Logisitics Company. This agreement is secured by the accounts receivable of the aforementioned subsidiaries and is scheduled to expire in August, 1995. The agreement provides for $5 million of revolving credit availability. As of June 23, 1995, $2.9 million of borrowings were outstanding under this agreement. In addition, the Company has received a commitment for a new Revolving Credit and Letter of Credit facility with another lender that would replace the existing Revolving Credit Agreements with the Company's bank group. This new facility will be secured by substantially all of the assets of the Company. This new commitment to provide financing extends through August 31, 1995, and is subject to meeting certain terms and conditions.

Capital expenditures (before proceeds from disposal of operating property of $20.4 million in 1995 and $1.5 million in 1994) through the second quarter were $15.6 million compared with $7.7 million in the prior year period. Planned 1995 capital expenditures are approximately $29.0 million. It is anticipated that approximately $15.8 million will be expended on revenue and service equipment, $5.5 million on terminal construction and renovation, and $7.7 million for office, computer, and terminal equipment.

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

The long-term debt-to-equity ratio of the Corporation at June 17, 1995, was 62.1% compared with 53.2% at December 31, 1994. At the end of the second quarter, the Company's current ratio improved to 1.0 versus .93 for the second quarter of 1994. The Company's level of long-term debt declined slightly from the second quarter of 1994, to a total of $69.7 million.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

There are not now pending any material legal proceedings, other than ordinary routine litigation incident to its business, to which the Company or its subsidiaries are a party or to which any of their property is subject. During the second quarter of 1995, no material litigation or governmental proceeding was instituted or pending against the Company or its subsidiaries arising from any alleged violation of any emission control standards or other environmental regulations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      3(a)(ii)   Articles of Amendment of Carolina Freight Corporation
                    dated May 3, 1995.

         10(j)(vii) 1995 Nonqualified Stock Option Plan of WorldWay Corporation
                    and its Subsidiaries

         27         Financial Data Schedule (for SEC purposes only.)

(b) Registrant did not file, nor was it required to file, with the Commission in respect of any period in the quarter ended June 17, 1995, a report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          WORLDWAY CORPORATION
                                                                  (Registrant)



DATE: 8/1/95              BY: /s/ Lary R. Scott
     -------------------     ------------------------------
                                  Lary R. Scott
                                  Chief Executive Officer

DATE: 8/1/95              BY: /s/ Shawn W. Poole
     -------------------     ------------------------------
                                  Shawn W. Poole
                                  Chief Financial Officer